Form 10-K
LIBERTY EQUIPMENT INVESTORS 1983
filed 1995-03-30
CIK 717233

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-K

 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the fiscal ended December 30, 1994

                               OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
Commission file number 0-11458

                   LIBERTY EQUIPMENT INVESTORS - 1983
     (Exact name of Registrant as specified in its charter)


           New York                                   13-3163119
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)               Identification No.)


World Financial Center - South Tower, N.Y., N.Y.      10080-6114
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:(212) 236-6560


Securities registered pursuant to Section 12(b) of the Act:

                              None
                      (Title of each class)

              Units of Limited Partnership Interest
                        (Title of Class)

  Depository Receipts for Certificates of Partnership Interest
                        (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X    No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Documents incorporated by reference:
Part I - Pages 17 through 33 of Prospectus, dated September 7, 1983, filed pursuant to Rule 424(b) under the Securities Act of 1933, as supplemented by a Supplement, dated September 14, 1983, filed pursuant to Rule 424(c) under the Securities Act of 1933.

                             Part I

Item 1.   Business

Formation

Liberty Equipment Investors-1983 ("Registrant"), a New York limited partnership, was organized March 30, 1983 and is currently governed by the New York Revised Limited Partnership Act. Maiden Lane Partners Inc., a Delaware corporation (the "General Partner"), is Registrant's sole general partner. The General Partner is a wholly-owned subsidiary of ML Leasing Equipment Corp. ("MLLEC") (which is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. and the successor in interest to Merrill Lynch Leasing Inc. and Merlease Leasing Corp.) and is an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch").

Registrant is engaged in the business of operating, leasing and holding for investment, equipment, or interests therein ("Equipment"), manufactured by non-affiliated companies. See note 8 to the financial statements included in Item 8 hereof for information on Registrant's segment activities. (See "Financial Statements and Supplementary Data" included in Item 8 hereof).

Registrant offered through Merrill Lynch up to 40,000 units of limited partnership interest ("Units") and depository receipts for certificates of partnership interest ("Depository Receipts") at $1,000 per Unit. The Units and Depository Receipts were registered under the Securities Act of 1933 under Registration Statement No. 2-82749, which was declared effective on September 7, 1983 (the "Registration Statement") and the offering was commenced on September 14, 1983. Reference is made to the prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as supplemented by a supplement dated September 14, 1983 which has been filed pursuant to Rule 424(c) under the Securities Act of 1933. Pursuant to Rule 12b-23 of the Securities and Exchange Commission's General Rules and Regulations promulgated under the Securities and Exchange Act of 1934, the description of Registrant's business set forth under the heading "Risk and Other Important Factors" at pages 17 through 25 and under the heading "Investment Objectives and Policies" at pages 25 through 33 of the above-referenced prospectus as supplemented is hereby incorporated herein by reference.

Upon termination of the offering of Units on October 25, 1983, Registrant accepted subscriptions for 40,000 Units, representing funds aggregating $40,000,000.

The Equipment

Registrant's interest in equipment owned at year-end 1994 consisted of five intercity buses (adjusted to reflect the disposition of 81 buses since inception); a limited partner interest in the Trigen Trenton District Energy Company ("TDEC"), formerly known as Trenton District Energy Company, a New Jersey limited partnership, which has constructed a cogeneration district heating system; and diagnostic imaging equipment and leasehold improvements to a facility which houses the equipment. The facility, located in Seattle, Washington, operates as a free-standing medical diagnostic imaging center. Registrant's investment in the San Jose cogeneration facility was disposed on
September 30, 1991.   Registrant's 45 reverse vending machines
were sold to its lessee in August 1992 (described below) and, in the fourth quarter of 1993, Registrant's 917 remaining 45-foot long, 102-inch wide dry-van piggyback trailers were sold to its lessee (described below).

Piggyback Trailers

Registrant originally acquired 1,675 trailers of which 675 galavan trailers were manufactured by BRAE Trailers, Inc. ("BRAE") and 1,000 fiberglass reinforced trailers were manufactured by Monon Trailer Inc. ("Monon"), a division of Evans Transportation Company. The total invoice cost of the trailers, tires, decals and positioning was $22,451,419 of which $8,836,419 was paid in cash and the balance of $13,615,000 was funded by an eight-year term loan with The First National Bank of Chicago ("First Chicago"), for an initial interest rate of 14.02%.

On November 15, 1985, Registrant borrowed $5,000,000 from the First Bank National Association ("First Bank") (formerly First National Bank of Minneapolis) which was utilized to prepay $4,671,544 of the First Chicago loan described above and to pay a prepayment charge of $255,900. The First Bank loan, as amended, was paid off concurrent with the sale of the BRAE trailers on January 31, 1992 (see below).

On April 4, 1986 Registrant obtained additional financing from First Bank in the amount of $7,600,000, which was utilized to prepay the balance of the First Chicago loan and a portion of the related $523,000 prepayment charges. Of the $7.6 million loan, the $4 million traunche carried a rate of 9.5% and was fully paid by April 1, 1991. The $3,600,000 traunche carried an interest rate of 9.98% per annum. The remaining loan balance was fully repaid with proceeds from the sale of trailers on October 15, 1993 (see below).

On January 31, 1992, Registrant sold and assigned the Transamerica Equipment Leasing Company, Inc. ("TELCO") lease for its 652 remaining BRAE trailers to Greenbrier Capital Corporation ("Greenbrier"), the trailer manager, and sold the trailers to Greenbrier for $3,750 per trailer or a total sales price of $2,445,000. Concurrent with the sale, Registrant repaid the $502,114 principal plus interest and fees related to the loan secured by those trailers. The sale proceeds were significantly less than the net book value of those trailers at December 27, 1991. Accordingly, Registrant wrote down the carrying value of these 652 trailers by approximately $1,386,000 to net realizable value in the fourth quarter of 1991.

In addition, each of Registrant's 652 BRAE trailers was substantially of the same value as Registrant's Monon trailers. The market value at that time, coupled with the fact that Registrant did not expect to realize future cash flows equal to Registrant's net carrying value for the Monon trailers, indicated that there had been an impairment of the carrying value of the Monon trailers. Accordingly, Registrant wrote down its carrying value of the Monon trailers by $2.1 million in the fourth quarter of 1991.

Registrant entered into a purchase agreement dated as of October 1, 1993 whereby Registrant sold its remaining 917 trailers to TELCO effective as of the respective lease expiration date of each trailer. All 917 trailers were subject to a lease to TELCO with scheduled expiration dates of September 30, 1993 for 282 trailers, October 15, 1993 for 339 trailers and November 22, 1993 for 296 trailers. The purchase price for the trailers was $3,650 per trailer, or a total of $3,347,050 for all 917 trailers. On October 15, 1993, Registrant consummated the sale of 621 trailers for a total price of $2,266,650, representing trailers with leases expiring on September 30, 1993 and October 15, 1993. On November 22, 1993, the remaining 296 trailers were sold to TELCO for a total price of $1,080,400.

Concurrent with the sale transaction on October 15, 1993, Registrant repaid the then-remaining $651,397 balance of the non-recourse bank loan secured by the trailers, including accrued interest thereon, and the bank released Registrant from all future obligations related to the trailer loan.

Revenues generated by all of Registrant's trailers amounted to $1,407,939 (49% of total revenues of Registrant) in 1993 and $1,796,966 (56%) in 1992.

Registrant entered into an eight-year management agreement with BRAE Intermodal Corporation, which, during 1985, was acquired by and is now a wholly-owned subsidiary of Greenbrier. Under the management agreement, Greenbrier managed the trailers on behalf of Registrant, including arranging for the inspections, maintenance, re-leasing, and monitoring of the trailers. For its services under the management agreement, Greenbrier, during the initial lease period, was entitled to receive a management fee equal to $36 per month for each of the Monon trailers. On September 16, 1991 Registrant amended its management agreement for the Monon trailers whereby the monthly management fee would be based upon 3.03% of monthly trailer rentals based upon the monthly lease rates at that time of $155.40 per trailer for the Monon trailer lease equal to $4.71 per trailer. The management agreement was terminated concurrent with the sale of the remaining trailers referred to above.

Intercity Buses

The original 86 40-foot intercity buses acquired by Registrant were manufactured by either Eagle International Inc., Motor Coach Industries, Inc., Transportation Manufacturing Corporation or Prevost Car, Inc., and were acquired by Registrant for an aggregate invoice cost (including the cost of tires, accessories and engine warranty extension) of $13,975,414. An additional cost of $99,220 was paid for delivery charges and federal and state taxes where applicable. Of the 86 buses, 18 were purchased and placed in service in 1983 and the balance were purchased and placed in service by August 17, 1984.

Through 1994, Registrant sold 80 of its intercity buses to former lessees, charter operators, distributors, and other various organizations. In addition, one bus was stolen for which insurance proceeds were received. Sale proceeds and insurance proceeds were used to pay down the loan principal (referred to below). At the beginning of the year Registrant owned 18 buses, of which 11 were off lease. Registrant sold 13 buses in 1994 for $588,129. At year-end 1994 Registrant owned five buses which were all off lease and available for sale.

Revenues from the buses amounted to $38,341 (8% of total revenues of Registrant) in 1994, $351,912 (12%) in 1993 and $590,396 (18%)
in 1992.

Registrant continued to experience off-lease time during 1994. Since the end of the second quarter, all of the remaining buses have been off-lease. Due to current market conditions and the increasing age of Registrant's buses, it is expected that the buses will remain off-lease until they are sold. Given the then-expected poor prospects for the sale or re-lease of a significant portion of Registrant's bus portfolio in 1991, in management's opinion, the value of the equipment had been permanently impaired. To reflect this impairment, Registrant wrote down the book value of its buses by $1,900,000 in the fourth quarter of 1991. Registrant determined that additional write-downs were not necessary in 1994, 1993 or 1992.

The buses were managed for Registrant by BusLease, Inc., a Texas corporation ("BLI"), under a management agreement entered into at the time the buses were placed in service. BLI was responsible for the day-to-day operations of the buses including arranging for the re-leasing of the buses, collecting all rents, obtaining insurance for the buses, and monitoring the maintenance for the buses. The management agreement was for a term of 10 years but could be terminated at an earlier date as to any bus sold, destroyed or withdrawn and may have been terminated with respect to any bus at the option of Registrant at the end of the lease term for such bus. For its services as manager, BLI received a fixed monthly management fee of $275 per bus, which became subject to increase after December 31, 1985 in proportion to increases in the Gross National Product Price Deflator.

BLI and its parent, Greyhound Lines, Inc. ("GLI") GLI, filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code on June 4, 1990. In accordance with the BLI Plan of Reorganization, substantially all the assets of BLI were sold to Continental Asset Services, Inc. ("CASI"). Registrant entered into a management agreement with CASI which agreement is substantially the same as the former BLI agreement. This agreement became effective at the closing of the BLI asset sale on August 21, 1991.

On November 6, 1992, CASI sold certain of its assets and liabilities to TMO Acquisition Corporation ("TMOAC"), a Delaware corporation and, at the time, a wholly-owned subsidiary of The Dial Corp. On November 6, 1992, in connection with the sale, and pursuant to an Assignment, Assumption and Amendment Agreement by and between CASI, TMOAC and Hausman Bus Sales, Inc. ("Hausman"), substantially all terms of the management agreements and sale agreements between Registrant and CASI were jointly assigned to, and assumed by, TMOAC and Hausman. The assumption of the management agreements and sale agreements by TMOAC and Hausman was effective November 6, 1992. TMOAC and Hausman are not affiliated with the General Partner. As of December 30, 1994, the management agreement had been terminated, however, the bus manager continues to serve as selling agent to Registrant with respect to the remaining buses. In 1994, management fees incurred by Registrant for its buses totaled $11,820.

To fund the bus acquisitions, Registrant entered into a Loan Agreement with the First Bank National Association ("First Bank"), on February 20, 1984, as amended on June 20, 1984, pursuant to which Registrant borrowed $2,806,439 on March 15, 1984, and $2,160,236 on May 3, 1984. Pursuant to a Supplemental Loan Agreement dated June 20, 1984, on August 14, 1984, Registrant borrowed an additional $2,676,108. These loans were subsequently restructured in 1986.

On May 15, 1991 Registrant repaid the bus loan balance of approximately $2.9 million utilizing approximately $1 million of funds from Registrant's working capital and operating reserves and a $1.9 million unsecured loan from the General Partner. The loan from the General Partner was payable over twelve months and accrued interest at the General Partner's floating cost of funds (which approximated 5% per year). This rate was lower than the interest rate on the previous bank loan and the rate did not yield any profit for the General Partner. During 1991, Registrant repaid portions of the loan from the General Partner with proceeds received from bus dispositions, and in February 1992 Registrant repaid the remaining $1.1 million outstanding balance.

The industry followed the financial developments at GLI, the nation's largest scheduled bus line, with more than passing interest during the second half of the year. Although most bus operators do not compete directly with GLI, many have small line runs that connect to GLI's system, and all are concerned by fleet values that would be damaged by a GLI bankruptcy or liquidation action. Both of these scenarios were averted just prior to year-end 1994 when GLI completed a financial restructuring by exchanging convertible debt for stock and by issuing additional shares.

The equipment markets were steady throughout 1994 as previous stocks of MC9 coaches returned to equipment dealers were sold. Used bus prices are expected to remain steady with little change from 1994 as the general economy and the bus industry remains sound, and reflecting the fact that bus manufacturers have not announced any new models for early in 1995.

Reverse Vending Machines

In 1983, Registrant entered into a Purchase Agreement with Golden Recycle Company, a Colorado corporation ("GRC"), a wholly-owned subsidiary of Adolph Coors Brewing Company, a corporation not affiliated with the General Partner or its affiliates, pursuant to which Registrant purchased a total of 45 aluminum reverse vending machines ("CanBanks"), at an aggregate cost of $803,755.

In July 1985, Registrant entered into a long-term net lease with Reynolds Metals Company (the "Lessee") for all of Registrant's forty-five CanBanks. Under the terms of the lease, the Lessee made an initial payment of $250,000 and was required to make fixed payments of $14,545 per month through July 31, 1992. Registrant sold the CanBanks to the lessee in August 1992 for an aggregate purchase price of $22,500. During 1992, income under the lease totaled $48,598, or 2% of gross revenues.

Cogeneration District Heating Facility

On December 28, 1983, Registrant purchased a 49.89% interest (the "Interest") in the Trigen Trenton District Energy Company L.P. ("TDEC"), formerly Trenton District Energy Company, a New Jersey limited partnership formed for the sole purpose of constructing, acquiring, installing and operating a district heating system located in downtown Trenton, New Jersey.

Registrant was a general partner of TDEC with all of the rights, but not all of the obligations thereto. Specifically, Registrant was not jointly and severally liable, as the other general partners were, for all of the obligations arising under most financing arrangements. Registrant was originally liable only with respect to obligations of TDEC to the City of Trenton, New Jersey pursuant to an Urban Development Action Grant of approximately $4 million.

Registrant's Interest in TDEC was originally purchased for $6.1 million on January 2, 1985, through a $3.6 million equity contribution and the assumption of $2.5 million of non-recourse notes payable from the Registrant's share of distributable cash from TDEC. Under the terms of the amended limited partnership agreement of TDEC, described below, Registrant is to receive 11.8% of all Distributable Cash generated by TDEC until its non-recourse purchase price notes are paid in full, and 7.5% of all Distributable Cash after its non-recourse notes are paid in full. The terms of the non-recourse notes were amended to require that payments were to be made by the Registrant from 73% of all annual cash distributions it receives from its TDEC Interest while the non-recourse notes are outstanding.

No cash distributions were received by Registrant in 1994, 1993 or 1992.

In 1987 the New Jersey Department of Environmental Protection issued an order against TDEC as a result of violations of certain minimum environmental emission standards. To correct the violation, TDEC incurred substantial capital and operating expenditures. The partners of TDEC expressed concern over the long-term economic viability of the facility and decided to seek additional third party equity to be utilized for continued expansion of the facility. Registrant concluded that there had been an impairment in the value of Registrant's interest in TDEC and decided not to fund any additional losses. Therefore, Registrant wrote down its investment in TDEC, net of related non-recourse debt, to a value of zero and discontinued accruing additional losses.

On October 16, 1987, Registrant converted its general partnership interest to that of a limited partner with a 7.5% limited partner's interest in TDEC. Registrant entered into an amended limited partnership agreement dated as of November 20, 1987 with the then existing partners of TDEC, under which Trenton Energy Corporation was admitted as the new managing general partner and the City of Trenton was admitted as a special limited partner. Upon its admission as managing general partner, Trenton Energy Corporation made an equity contribution of $4 million, arranged for restructuring of all of TDEC's then current debt obligations, and also arranged for an additional $13 million of tax exempt debt financing, the proceeds of which were utilized for the expansion of the TDEC project.

Cogeneration Power Plant

Registrant entered into a Purchase Contract dated as of July 31, 1984 to acquire from Catalyst/IPT Cogeneration Corporation ("Seller"), a California corporation, all of the right, title and interest of Seller (the "San Jose Interest") in and to San Jose Cogeneration Limited Partnership ("San Jose"), a California limited partnership. Seller was then the existing general partner of San Jose and, upon consummation of Registrant's purchase of the San Jose Interest, Registrant became the general partner of, and owned a 99.99% interest in, San Jose. San Jose was organized on September 12, 1983, for the purpose of constructing, installing, owning and operating a cogeneration power plant (the "Facility") to be located on the campus of San Jose State University (the "University"). The purchase price paid for the San Jose Interest was $3,951,000 in cash, and a secured non-recourse note of Registrant in the principal amount of $200,000.

In October 1991 Registrant completed the divestiture of its complete interest in the San Jose cogeneration facility. Registrant was required to pay outstanding liabilities of approximately $200,000 to effectuate this transaction. As a result of this transaction, Registrant recorded an accounting gain on disposition of approximately $790,000 in the fourth quarter of 1991.

Medical Diagnostic Equipment

Registrant entered into a purchase and assumption agreement dated as of April 17, 1984 with Digital Diagnostics, Inc., a Washington corporation ("Digital") not affiliated with the General Partner or its affiliates, which had devised a plan for the design, equipment operation and supervision of a diagnostic imaging center in Seattle, Washington. Pursuant to the purchase and assumption agreement, Registrant purchased Digital's entire right, title and interest in, and took assignment of on-order positions with respect to, certain new diagnostic imaging equipment (the "Scanning Equipment") manufactured by Picker International, Inc. The Scanning Equipment consists of a computer tomography ("CT") scanner, a magnetic resonance ("MR") scanner and ancillary computer and scanning equipment.

Under the purchase and assumption agreement, Registrant also took assignment of the lease of the premises where the equipment would be operated as part of a diagnostic imaging center and purchased from Digital all leasehold improvements (the "Leasehold Improvements"), and contracts related to such premises. The Scanning Equipment, the Leasehold Improvements and the premises are collectively referred to as the "Center". In connection with all equipment sold and assigned to Registrant, Digital has assigned to Registrant all warranties and any rights to upgrades from the respective equipment manufacturers and contractors.

As of December 30, 1994, the total invoice cost paid by Registrant for the Scanning Equipment, the Leasehold
Improvements, and all assigned contracts and agreements related thereto was approximately $3.9 million, representing the actual amount expended by Digital (and reimbursed to Digital) or paid to the manufacturers or contractors for the Center.

On May 31, 1988 Registrant entered into an Amended and Restated Joint Venture Agreement (the "New Venture Agreement"). Under the terms of the New Venture Agreement, two additional partners were admitted to the Venture: Medical Imaging Partners L.P. ("MIP"), a limited partnership whose general partner was an entity affiliated with the General Partner (the current general partner being a wholly owned subsidiary of Raytel Corporation), and Imaging Services, Inc. ("ISI"), a Washington corporation.

Each partner in the joint venture is entitled to a defined Priority Distribution representing a cumulative, non-compounded annual distribution equal to 14% of each partner's investment. After Priority Distributions to venture partners are paid, distributable cash is shared 41.4% by Registrant, 48.75% by MIP, 5% by ISI and 4.85% by Digital.

Under the current 10 year management agreement expiring in 1998, or such earlier time as the New Venture Agreement is terminated, the Center will be managed by 2001 Management Associates, Inc. ("2001"), an affiliate of Digital, and will receive a base management fee equal to 8% of defined net revenues of the New Venture. In addition, under certain circumstances, and if certain annual budgeted operating results are exceeded, 2001 can earn a management bonus of up to 20% of defined Excess Net Revenues.

The New Venture Agreement continues until April 17, 1999, unless terminated earlier. The Center lease currently terminates on August 31, 1995 unless renewed . Termination of the lease would terminate the New Venture Agreement. Registrant has notified MIP and ISI that it does not intend to renew the lease.

During 1994, the Center generated $2,543,024 in net operating revenues which, after deducting expenses, has resulted in net operating income before priority payments of $468,183 and priority distributions to Registrant of $309,139 compared with $2,838,213, $617,312, and $389,910, respectively, in 1993 and
$3,396,230, $920,070 and $511,215, respectively, in 1992.

The Center has not generated sufficient operating cash flow to fulfill its obligation to make priority payments to Registrant in full and such condition is expected to continue. Registrant had recognized revenue related to the Center's contractual obligation to make these past priority payments. Based upon the Center's expected future inability to fulfill these prior obligations Registrant took a charge of $350,000 to reserve against this receivable in the fourth quarter of 1991.

Gross revenues and net income from the operation of the Center depend principally upon the rate of utilization of the Scanning Equipment, the fees collected for procedures, and the expenses of operating, maintaining and managing the Center. The economic outlook for outpatient services in general continues to be positive. The trends and movements within the health care industry continue to support and encourage patients and physicians to utilize outpatient facilities and to limit and restrict the time a person spends in a hospital as a patient. In addition, Federal and State governments are still contemplating new health care reform legislation which would, among other things, encourage the utilization of outpatient diagnostic and treatment centers. However, the success of the Center will depend not only on the general acceptance of outpatient services, but on the specific market conditions within the Center's referral area and its reputation within the community.

Windplant

Registrant engaged U.S. Windpower, Inc., a Delaware Corporation ("USW") not affiliated with the General Partner or its affiliates, to produce, construct and install a windpower electric generating facility ("Windplant") located in Altamont
Pass, California.   The Windplant was acquired in 1983 and was
designed to produce approximately 1 million kilowatt-hours of electricity per year under average annual wind conditions.

During the second quarter of 1988, Registrant entered into an Amended and Restated Option Agreement with USW pursuant to which on July 29, 1988 USW paid Registrant $1,380,000, (the "Option Price") and advanced to Registrant $470,000 (which was applied to the sale price) in exchange for the right, at USW's discretion, to purchase Registrant's Windplant during the period from December 27, 1988 through January 31, 1989 for a sale price of $5,100,000.

On January 31, 1989 USW exercised its option to purchase the Registrant's investment in the Windplant and paid Registrant $5,100,000. The sale price proceeds were used to retire manufacturer's debt and accrued interest payable to USW.

Competition

The equipment leasing industry is highly competitive, offering users alternatives to the purchase of nearly every type of equipment. Competitive conditions vary considerably depending upon the type of equipment and the market conditions existing in the areas in which Registrant operates. Registrant is in competition with equipment managers, leasing companies and institutions engaged in leasing or otherwise marketing or remarketing equipment as well as with other owner-operators of equipment serving the business areas served by Registrant's equipment. In many industries manufacturers have established their own in-house leasing operations for the rental of their equipment and in other industries some manufacturers have established vendor leasing programs under which third-party leasing companies, in cooperation with the manufacturer, acquire equipment from the manufacturer subject to leases to third-party lessees.

Many of the firms with which Registrant will compete have considerably greater financial resources and experience than Registrant and its affiliates in managing, leasing and operating equipment. As a result of having greater financial resources, many of Registrant's competitors have newer, more advanced equipment and much lower inventories. In addition, manufacturer-owned lessors and lessors under vendor leasing programs have an advantage over Registrant in that the manufacturer's salesmen have an on-going relationship with equipment users.

Finally, when Registrant considers selling its equipment, it will encounter competition from limited partnerships, equipment managers, leasing companies and other institutions engaged in the sale of used equipment comparable to and competitive with Registrant's equipment. Many of such competitors have considerably greater financial resources and expertise than the General Partner and its affiliates in selling equipment.

Employees

Registrant has no employees. The business of Registrant is managed by the General Partner. ML Leasing Management Inc., an affiliate of the General Partner, performs certain management and administrative services for Registrant.

Item 2.   Properties

A description of the Equipment of Registrant is contained in Item
1 above.

Item 3.   Legal Proceedings

There are no legal proceedings pending against Registrant which are anticipated to have a material impact on Registrant's financial statements. However, for a discussion of certain legal matters related to Registrant's buses, see "Item 1 -- Business -
The Equipment -- Intercity Buses

Item 4.   Submission of Matters to a Vote of Security Holders

On October 14, 1994 Registrant mailed to its limited partners a Proxy Statement Furnished in Connection with the Solicitation of Consents relating to an amendment to Registrant's Partnership Agreement. The solicitation was successfully concluded whereby a majority of limited partners consented to the amendment.
Pursuant to the amendment, the requirement that limited partners consent to any sale, abandonment or disposition of all or substantially all of Registrant's assets has been eliminated to the extent that, in the determination of the General Partner, such sale, abandonment or disposition is in the best interests of Registrant.

                             Part II

Item 5. Market for the Registrant's Equity and Related
        Stockholder Matters

There is no established trading market for the Units and Depository Receipts. The number of owners of Units as of January
31, 1995 was 2,688, all of such owners holding Depository
Receipts for Units.

Registrant does not distribute dividends. Registrant distributes Distributable Cash from Operations, and proceeds arising from Sale or Refinancing, to the extent available, quarterly. The following distributions have been made during the Registrant's prior two fiscal years:

Selected Financial Data

                             Amount Distributed
Date                              Per Unit   *

February, 1993                      $ 10.00
May, 1993                             10.00
August, 1993                          20.00
November, 1993                        56.00
February, 1994                        40.00
May, 1994                              5.00
August, 1994                           6.00
November, 1994                         6.00


*Includes return of capital

Item 6.   Selected Financial Data


Selected Financial Data
                                        Years Ended
                          12/30/94        12/31/93        12/25/92

Total Revenues           $   468,525     $ 2,858,342      $ 3,229,323

Net Income (Loss)        $   206,790     $ 1,881,256      $ 1,615,184

Income (Loss) Per Unit
of Limited
Partnership Interest
(2)                      $      5.12     $     46.56       $    39.98

Cash Distributions per
Unit of Limited
Partnership Interest
(1) (2)
                         $    57.00      $    96.00       $    60.00


                          As of           As of           As of
                         12/30/94        12/31/93        12/25/92

Total Assets             $ 5,113,800      $ 7,191,463    $11,037,444
Debt                     $ 3,419,078      $ 3,419,078    $ 5,234,277

1993 includes 53 weeks.  All other years presented include 52 weeks.
(1) Includes return of capital.
(2) 40,000.2 Units of Limited Partnership Interest

Selected Financial Data
                                              Years Ended
                                        12/27/91        12/28/90

Total Revenues                         $  5,010,661     $ 4,948,534

Net Income (Loss)                     $ (4,905,550)     $   398,800

Income (Loss) Per Unit of Limited
Partnership Interest (2)              $    (121.41)     $     (9.87)

Cash Distributions per Unit of
Limited Partnership Interest (1)
(2)                                   $       6.00      $     38.00


                                       As of           As of
                                      12/27/91        12/28/90

Total Assets                           $ 14,845,135     $23,668,876
Debt                                   $  8,086,823     $11,892,418

1993 includes 53 weeks.  All other years presented include 52 weeks.
(1) Includes return of capital.
(2) 40,000.2 Units of Limited Partnership Interest.

Item 7.Management's Discussion and Analysis of Financial
       Condition and Results of Operations

Liquidity and Capital Resources

At December 30, 1994, Registrant had $1,434,993 in cash and cash equivalents which included $1,339,650 in commercial paper. The balance is maintained in a demand deposit cash account. Included in these funds are reserves for working capital, operating requirements and cash distributions to the Partners. Approximately $242,000 were distributed to Partners in the first quarter of 1995.

Registrant generated positive cash flow in 1994 from sales of buses and from its medical imaging facility investment. These generated funds were utilized to meet operational obligations and provide for distributions to Partners.

Registrant continued to experience off-lease time for its bus fleet during 1994. Since the end of the second quarter, all of the remaining buses have been off-lease. Due to current market conditions and the increasing age of Registrant's buses, it is expected that Registrant's buses will remain off-lease until they are sold. During 1994, Registrant sold 13 buses resulting in five buses remaining at December 30, 1994.

The occupancy lease for Registrant's medical facility currently terminates on August 31, 1995 unless renewed. Termination of the lease would terminate the joint venture agreement. Registrant has notified its venture partners that it does not intend to renew the lease.

As of December 30, 1994, Registrant's remaining investments include five buses discussed above, its investment in the Seattle-based First Hill medical imaging facility and its TDEC investment
(which is considered to have relatively small, if any, value over its associated debt).

On October 14, 1994 Registrant mailed to its limited partners a Proxy Statement Furnished in Connection with the Solicitation of Consents relating to an amendment to Registrant's Partnership Agreement. The solicitation was successfully concluded whereby a majority of limited partners consented to the amendment.
Pursuant to the amendment, the requirement that limited partners consent to any sale, abandonment or disposition of all or substantially all of Registrant's assets has been eliminated to the extent that, in the determination of the General Partner, such sale, abandonment or disposition is in the best interests of Registrant.

During 1995, Registrant will continue to focus on opportunistically realizing value for its remaining investments in buses and the medical imaging facility, including selling or otherwise disposing of the assets and liquidating its interest in TDEC. Registrant seeks to complete all such sales or dispositions in an orderly manner with estimated dissolution occurring, depending upon a number of presently unknown circumstances, in 1995.

It is currently estimated that Registrant's 1995 cash flow to be realized from operating its remaining assets, together with asset sales proceeds and working capital reserves, will provide
Registrant with adequate funds to satisfy all of its obligations and provide for additional distributions to Partners.

Asset Impairment and Estimated Useful Life of Assets

Registrant assesses the impairment of assets on a quarterly basis or immediately upon the occurrence of a significant event in the marketplace or an event that directly impacts its assets or related contracts. The methodology varies depending on the type of asset but typically consists of comparing the net carrying value of the asset to either: 1) the undiscounted expected future cash flows generated by the asset plus estimated salvage value, if any, less estimated selling commissions at the end of the cash flow stream (usually corresponding to the end of the current lease term of the asset), and/or 2) the current market values obtained from industry sources. The market values used are conservative wholesale values.

If the net carrying value of a particular asset is materially higher than the estimated net realizable value, Registrant will write down the net carrying value of the asset accordingly; however, Registrant does not write its assets down to a value below the asset-related non-recourse debt. Registrant relies on industry sources and its experience in the particular marketplace to determine whether an asset impairment is other than temporary.

Each year, Registrant compares the estimated useful life of its assets to similar assets owned by others in the particular industry and assesses useful life in light of changing technology in the particular industry. Registrant also assesses the estimated useful life of its equipment immediately upon the occurrence of a significant event in the marketplace or an event that directly impacts its assets or related contracts.

Results of Operations

1994 vs. 1993

Overall Results

Registrant's net income for the year ended December 30, 1994 was significantly lower than net income for the same period in 1993 reflecting the sale of the remaining trailers in 1993, buses going off-lease, sales of buses, and lower revenues from Registrant's medical imaging facility. In addition, Registrant had lower gains from the sale of equipment in 1994 when compared to 1993.

Total revenues decreased in 1994 compared to 1993 reflecting: (1) the sale, in 1993, of Registrant's remaining trailers which generated revenues of approximately $1,408,000 in 1993, (2) lower revenues from Registrant's medical imaging facility, which generated revenues to Registrant of approximately $309,000 and $390,000 in 1994 and 1993, respectively, primarily due to reduced magnetic resonance patient volume and reduced fees the Center is contractually permitted to charge providers of health care services, (3) bus revenues of approximately $38,000 in 1994 compared to approximately $352,000 in 1993 primarily as a result of buses sold and buses going off-lease and (4) lower gains from the sale of equipment, primarily due to a higher volume of equipment sold in 1993.

Total expenses decreased in 1994 compared to 1993 reflecting: (1) lower property operating expenses and depreciation and amortization expense as a result of the sale of the remaining trailers in 1993 and the sale of buses and (2) no interest expense incurred in 1994 as a result of the repayment of all remaining trailer debt during 1993.

Results By Segment

Equipment Leasing:

Registrant's equipment leasing segment generated operating revenues of approximately $38,000 in 1994 compared to approximately $1,760,000 in 1993. This decrease was due to the sale of all remaining trailers in 1993 and to sales of buses and buses going off-lease.

Registrant's equipment leasing segment incurred property operating expenses of approximately $27,000 in 1994 compared to approximately $128,000 in 1993. Additionally, depreciation and amortization expense was approximately $42,500 in 1994 compared to approximately $498,000 in 1993. These decreases are due primarily to the sale of all remaining trailers in 1993 and sales of buses in 1993 and 1994. Additionally, Registrant incurred no interest expense in 1994 as a result of the repayment of all remaining trailer debt in 1993.

Medical Imaging:

Registrant's medical imaging segment, which consists of one diagnostic imaging facility, generated revenues to Registrant of approximately $309,000 in 1994 compared to approximately $390,000 in 1993. The decrease in revenues reflects reduced magnetic resonance patient volume and reduced patient fees the Center is contractually permitted to charge providers of health care services.

1993 vs. 1992

Overall Results

Registrant's 1993 operations resulted in net income of approximately $1.9 million compared to net income of approximately $1.6 million in 1992. The favorable change reflects lower total expenses partially offset by lower total revenues.

Registrant's revenues decreased in 1993 when compared to the prior year as a result of lower revenues from Registrant's trailers, buses and medical imaging facility. Registrant's trailer revenue decreased by approximately $390,000 in 1993 compared to 1992 primarily reflecting the sale of all remaining trailers in the fourth quarter of 1993. Registrant's bus revenue decreased by approximately $240,000 in 1993 compared to 1992 primarily as a result of bus sales. Registrant's medical imaging facility generated revenues that were approximately $120,000 lower in 1993 compared to 1992, reflecting reduced patient volume and reduced patient fees the center is contractually allowed to charge providers of health care service. Registrant also earned no income from sale-type lease in 1993 due to the sale of Registrant's interest in reverse aluminum can vending machines in August of 1992. These decreases in revenues were partially offset by a larger gain from asset disposals in 1993 due mostly to the sale of Registrant's trailers.

Registrant's expenses were lower in 1993 compared to 1992 as a result of: (1) lower depreciation and amortization expense in 1993 primarily reflecting the sale of trailers and buses during 1992 and 1993, (2) lower interest expense primarily reflecting repayments of the trailer loan in January 1992 and October 1993 upon the sale of the trailers, and scheduled repayments of trailer debt during 1993 and 1992, (3) lower property operating expenses, reflecting lower management fees and other operating expenses for the buses and trailers as a result of 1992 and 1993 equipment sales and lower property taxes on Registrant's medical imaging facility; and (4) the loss on the disposal of Registrant's interest in reverse aluminum can vending machines in 1992.

Results by Segment

Results of operation of Registrant's equipment leasing segment, which comprised a majority of Registrant's operations in 1993 and 1992, are presented as follows:

Registrant's equipment leasing segment generated operating revenues of approximately $1.8 million in 1993 compared to approximately $2.4 million in 1992. This decrease was due, to:
(a) a decrease in trailer revenue of approximately $390,000 due mostly to the sale of all remaining trailers in the fourth quarter of 1993 and (b) a decrease in bus revenue by approximately $240,000 due mostly to sales of buses.

Registrant's equipment leasing segment incurred operating expenses of approximately $620,000 in 1993 compared to approximately $1,131,000 due primarily to lower management fees and other operating expenses as a result of 1992 and 1993 equipment sales.

Inflation

The low levels of inflation during 1994, 1993, and 1992 had no significant effect on Registrant's operations.

Item 8.   Financial Statements and Supplementary Data


               LIBERTY EQUIPMENT INVESTORS - 1983
                        Table of Contents


Independent Auditors' Report

Balance Sheets as of December 30, 1994 and December 31, 1993

Statements of Operations for the Years Ended December 30,
1994, December 31, 1993 and December 25, 1992

Statements of Cash Flows for the Years Ended December 30,
1994, December 31, 1993 and December 25, 1992

Statements of Changes in Partner's Capital for the Years
Ended December 30, 1994, December 31, 1993 and December
25, 1992

Notes to Financial Statements for the Years Ended December
30, 1994, December 31, 1993 and December 25, 1992

                  INDEPENDENT AUDITORS' REPORT

               Liberty Equipment Investors - 1983:

We have audited the accompanying financial statements of Liberty Equipment Investors-1983 (the "Partnership"), listed in the accompanying table of contents. These financial statements are the responsibility of the Partnership's general partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the general partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements presently fairly, in all material respects, the financial position of the Partnership at December 30, 1994 and December 31, 1993 and the results of its operations and its cash flows for each of the three years in the period ended December 30, 1994 in conformity with generally accepted accounting principles.




/s/ Deloitte & Touche LLP
New York, New York
March 16, 1995

               LIBERTY EQUIPMENT INVESTORS - 1983

  BALANCE SHEETS AS OF DECEMBER 30, 1994 AND DECEMBER 31, 1993

                            NOTES         1994            1993
ASSETS:
Cash and cash equivalents      1,2    $ 1,434,993    $  2,977,607
Property under management
contract and held for
lease (less accumulated
depreciation of
$4,464,357 in 1994 and
$5,998,914 in 1993)           1,3         236,925         820,836
Investment in partnership
- TDEC                      1,5,6       3,290,195       3,290,195
Accounts receivable (net
of allowance for doubtful
accounts of $350,000 in
1994 and in 1993) and
other assets                    3         151,687         102,825
TOTAL ASSETS                          $ 5,113,800    $  7,191,463

LIABILITIES AND PARTNERS'
CAPITAL:
Liabilities:
 Note payable - TDEC             6      3,419,078       3,419,078
 Accounts payable and
accrued liabilities             7         278,934         260,345
Total Liabilities                       3,698,012       3,679,423

PARTNERS' CAPITAL:               1
General Partner:
 Capital contributions,
net of offering expenses
and return of capital                    290,771         307,515
 Cash distributions                     (115,316)       (109,029)
 Cumulative loss                        (161,296)       (163,364)
                                          14,159          35,122

Continued on following page.

               LIBERTY EQUIPMENT INVESTORS - 1983

  BALANCE SHEETS AS OF DECEMBER 30, 1994 AND DECEMBER 31, 1993
                           (Continued)


                            NOTES         1994            1993
Limited Partners:
 Capital contributions,
net of offering expenses
and return of capital
(40,000.2 Units of
Limited Partnership
Interest)                             28,786,131      30,443,682
 Cash distributions                  (11,416,087)    (10,793,627)
 Cumulative loss                     (15,968,415)    (16,173,137)
                                       1,401,629       3,476,918
Total Partners' Capital                1,415,788       3,512,040

TOTAL LIABILITIES AND
PARTNERS' CAPITAL                    $ 5,113,800    $  7,191,463



See Notes to Financial Statements.

                  LIBERTY EQUIPMENT INVESTORS - 1983

   STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 30, 1994,
               DECEMBER 31, 1993 AND DECEMBER 25, 1992

                   NOTES      1994           1993           1992
REVENUES:
Rental and other
 operating income
                     3       $ 347,480    $ 2,149,761     $ 2,897,543
Income from sales-
 type lease
                     4               -              -          48,598
Interest income                 74,303         82,441          87,407
Gain on disposals
 of leased assets
                     3          46,742        626,140        195,775
Total Revenues                 468,525      2,858,342       3,229,323

EXPENSES:

Depreciation and
 amortization        1          42,524        497,534         706,961
Interest expense     6               -         96,541         243,522
Property
 operating
 expenses                       31,771        139,754         261,667
Other operating
 expenses            7         187,440        243,257         215,324
Loss on disposal
 of net
 investment in
 sales-type lease
                     4               -              -         186,665

Total Expenses                 261,735        977,086       1,614,139

Net Income                 $   206,790    $ 1,881,256     $ 1,615,184

 Continued on following page.

                  LIBERTY EQUIPMENT INVESTORS - 1983

   STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 30, 1994,
               DECEMBER 31, 1993 AND DECEMBER 25, 1992
                             (Continued)



                   NOTES      1994           1993           1992

 Net Income
 allocated to
 General Partner           $     2,068    $    18,813     $    16,152

 Net Income
 allocated to
 Limited Partners
                           $   204,722    $ 1,862,443     $ 1,599,032

 INCOME PER UNIT
 OF LIMITED
 PARTNERSHIP
 INTEREST
 (40,000.2 Units
 of Limited
 Partnership
 Interest)                  $     5.12     $    46.56      $    39.98



 See Notes to Financial Statements.

               LIBERTY EQUIPMENT INVESTORS - 1983

 STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 30, 1994,
             DECEMBER 31, 1993 AND DECEMBER 25, 1992


                              1994           1993           1992
INCREASE (DECREASE) IN
CASH AND CASH
EQUIVALENTS
Cash Flows from operating
activities:
Net Income                  $   206,790    $ 1,881,256    $ 1,615,184
Adjustments to reconcile
net income to net cash
provided by operating
activities:
   Depreciation and
amortization                     42,524        497,534        706,961
   Gain on disposals of
leased assets                  (46,742)      (626,140)      (195,775)
   Loss on disposal of net
investment in sales-type
lease                                 -              -        186,665
   Increase/decrease in:
     Accounts payable and
accrued liabilities
                                 18,589       (33,253)      (146,075)
     Accounts receivable and
other assets                   (48,862)         37,905         47,943
Net cash provided by
operating activities            172,299      1,757,302      2,214,903



Continued on following page.

               LIBERTY EQUIPMENT INVESTORS - 1983

 STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 30, 1994,
             DECEMBER 31, 1993 AND DECEMBER 25, 1992
                           (Continued)

                              1994           1993           1992
Cash flows from investing
activities:
   Proceeds from disposal
of equipment                    588,129      4,539,289      3,448,900
   Payment on disposal of
San Jose                              -              -       (36,933)
   Decrease in short-term
investment                                           -        587,266
   Principal payments on
sales-type lease                      -              -         67,764
Net cash provided by
investing activities            588,129      4,539,289      4,066,997

Cash flows from financing
activities:
   Repayments of:
     Bank loans                       -    (1,815,199)    (1,574,503)
     Notes payable -
affiliate                             -              -    (1,278,043)
   Cash distributed to
limited partners              (622,460)    (1,045,105)      (809,141)
   Cash distributed to
general partner                 (6,287)       (10,557)        (8,172)
   Capital returned to
limited partners            (1,657,551)    (2,794,892)    (1,590,872)
   Capital returned to
general partner                (16,744)       (28,231)       (16,069)



Continued on following page.

               LIBERTY EQUIPMENT INVESTORS - 1983

 STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 30, 1994,
             DECEMBER 31, 1993 AND DECEMBER 25, 1992
                           (Continued)

                              1994           1993           1992

Net cash used in
financing activities        (2,303,042)    (5,693,984)    (5,276,800)
Net (decrease)/increase
in cash and cash
equivalents                 (1,542,614)       602,607      1,005,100
Cash and cash equivalents
- Beginning of Year
                             2,977,607      2,375,000      1,369,900
Cash and cash equivalents
- End of Year
                           $ 1,434,993    $ 2,977,607    $ 2,375,000

Supplemental Disclosure
of Cash Flow
Information:
   Cash paid during the
year for interest              $      -    $   142,837    $   274,469



See Notes to Financial Statements.

               LIBERTY EQUIPMENT INVESTORS - 1983

 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL FOR THE YEARS ENDED
   DECEMBER 30, 1994, DECEMBER 31, 1993 AND DECEMBER 25, 1992


                             General        Limited
                             Partner       Partners         Total
BALANCE, DECEMBER 27, 1991
                            $    63,186    $ 6,255,453    $ 6,318,639

1992:

NET INCOME                       16,152      1,599,032      1,615,184
RETURN OF CAPITAL               (16,069)    (1,590,872)    (1,606,941)
DISTRIBUTIONS TO PARTNERS:
 GENERAL PARTNER                 (8,172)              -        (8,172)
 LIMITED PARTNER
($202.28) per 10 Units
of Limited Partnership
Interest)                              -      (809,141)      (809,141)
BALANCE, DECEMBER 25, 1992
                                 55,097      5,454,472      5,509,569
                             General        Limited
                             Partner       Partners         Total


1993:

NET INCOME                        18,813      1,862,443      1,881,256
RETURN OF CAPITAL                (28,231)    (2,794,892)    (2,823,123)
DISTRIBUTIONS TO PARTNERS:
GENERAL PARTNER                  (10,557)              -       (10,557)
LIMITED PARTNERS ($261.27
per 10 Units of Limited
Partnership Interest
                                        -    (1,045,105)    (1,045,105)
BALANCE, DECEMBER 31, 1993
                                  35,122      3,476,918      3,512,040


Continued on following page.

               LIBERTY EQUIPMENT INVESTORS - 1983

 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL FOR THE YEARS ENDED
   DECEMBER 30, 1994, DECEMBER 31, 1993 AND DECEMBER 25, 1992
                           (Continued)

                             General        Limited
                             Partner       Partners         Total

1994:
NET INCOME                         2,068        204,722        206,790
RETURN OF CAPITAL               (16,744)    (1,657,551)    (1,674,295)
DISTRIBUTIONS TO PARTNERS:
GENERAL PARTNER                  (6,287)              -        (6,287)
LIMITED PARTNERS ($155.61
per 10 Units of Limited
Partnership Interest)
                                      -      (622,460)      (622,460)
BALANCE, DECEMBER 30, 1994
                            $    14,159    $ 1,401,629    $ 1,415,788



See Notes to Financial Statements.

               LIBERTY EQUIPMENT INVESTORS - 1983

 NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 30,
         1994, DECEMBER 31, 1993, AND DECEMBER 25, 1992

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liberty Equipment Investors - 1983 (the "Partnership") was formed and the Certificate of Limited Partnership was filed under the Uniform Limited Partnership Act of the State of New York on March 30, 1983. The Partnership subsequently elected to be governed by the New York Revised Limited Partnership Act.

Under the terms of the Agreement of the Limited Partnership (the "Partnership Agreement"), on October 25, 1983, Maiden Lane Partners Inc., the general partner ("MLPI" or the "General Partner"), admitted additional limited partners to the Partnership with capital contributions amounting to $40,000,000. Prior to that date, the only capital transactions were contributions of $5,000 by MLPI and $200 by the initial limited partners. As provided in the Partnership Agreement, MLPI made an additional cash contribution of $399,045, which, together with its previous cash contribution, represented 1% of the total Partnership capital contributions.

The purpose of the Partnership is to operate and lease equipment, and direct and indirect interests therein.

Pursuant to the terms of the Partnership Agreement, the General Partner is liable for all general obligations of the Partnership to the extent not paid by the Partnership. The limited partners are not liable for the obligations of the Partnership beyond the amount of their contributed capital.

Basis of Accounting and Fiscal Year

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes.

The Partnership accounts for its 7.5% limited partnership interest in the Trigen Trenton District Energy Company partnership ("TDEC") under the cost method of accounting.

The Partnership records its investment in its First Hill medical imaging venture under the equity method of accounting.

The fiscal year of the Partnership ends on the last Friday of each calendar year. Fiscal years 1994 and 1992 consisted of 52 weeks. Fiscal year 1993 consisted of 53 weeks.

Property and Depreciation

Partnership property under management contract and held for lease is depreciated on a straight-line basis with the following estimated useful lives:


       Intercity Buses                         15 years

       Dry-van Piggyback Trailers              14 years

       Medical Diagnostic Imaging Equipment   5-6 years

The cost of the properties includes the related acquisition fees.

Revenue Recognition

Rental income is recognized as earned according to the terms of the individual lease agreements.

Asset Impairment

The Partnership assesses the impairment of assets on a quarterly basis or immediately upon the occurrence of a significant event in the marketplace or an event that directly impacts its assets or related contracts. The methodology varies depending on the type of asset but typically consists of comparing the net carrying value of the asset to either: 1) the undiscounted expected future cash flows generated by the asset plus estimated salvage value, if any, less estimated selling commissions at the end of the cash flow stream (usually corresponding to the end of the current lease term of the asset), and/or 2) the current market values obtained from industry sources. The market values used are conservative wholesale values.

If the net carrying value of a particular asset is materially higher than the estimated net realizable value, the Partnership will write down the net carrying value of the asset accordingly; however, the Partnership generally does not write its assets down to a value below the asset-related non-recourse debt. The Partnership relies on industry sources and its experience in the particular marketplace to determine whether an asset impairment is other than temporary.

Cash Flows

For purposes of the Statements of Cash Flows, the Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Income Taxes

No provision for income taxes has been included in the Partnership's financial statements since all income and losses are allocated to the partners for inclusion in their respective tax returns.

In accordance with Statement of Financial Accounting Standards
No. 109, "Accounting for Income Taxes", the Partnership has included in Note 9 certain disclosure related to differences in the book and tax bases of accounting.

Insurance

The Partnership's equipment-related insurance is maintained by its respective equipment manager or lessee. While the buses are held by the equipment manager for sale, the buses are covered under the equipment manager's casualty insurance policy. Additionally, the Partnership maintains contingent auto liability which covers the buses while they are held by the equipment manager and additional contingent physical damage insurance. Insurance coverage for the Partnership's medical imaging center and equipment includes comprehensive and general liability. Property losses have not had a material impact on the Partnership's financial statements.

2.   CASH AND CASH EQUIVALENTS

On December 30, 1994, the Partnership had $1,434,993 in cash and cash equivalents which included $1,339,650 invested in commercial paper. The balance is maintained in a demand deposit cash account. Approximately $242,000 was distributed to partners in the first quarter of 1995.

On December 31, 1993, the Partnership had $2,977,607 in cash and cash equivalents which included $1,746,098 invested in commercial paper, $1,047,024 in banker's acceptances and the balance is maintained in demand deposit cash accounts.

3.   PROPERTY

The following details the Partnership's investment in property under management contract and held for lease:


                                    December 30,    December 31,
                 Property                 1994            1993

 A)  Intercity Buses                  $  822,622       $2,941,090
 B)  Medical Diagnostic Imaging
     Equipment                         3,878,660        3,878,660
                                       4,701,282        6,819,750
     Less accumulated depreciation
      Intercity Buses                    585,697        2,120,254
      Medical Diagnostic Imaging
      Equipment                        3,878,660        3,878,660
                                       4,464,357        5,998,914
                                      $  236,925       $  820,836



A) The Partnership owned 5 buses as of December 30, 1994, reflecting the sale of 13 buses during the year. The buses were under management and sale agreements whereby TMO Acquisition Corp. ("TMOAC") and Hausman Bus Sales, Inc. ("Hausman") were the equipment managers and placed the buses under operating leases, collected the rental payments, and remitted the rentals to the Partnership net of management fees and operating expenses, and currently act as agent for the Partnership in selling buses.

     On November 6, 1992, Continental Asset Services, Inc. ("CASI"), the previous equipment manager, sold certain of its assets and liabilities to TMOAC, a Delaware corporation and, at the time, a wholly-owned subsidiary of The Dial Corp. On November 6, 1992, in connection with the sale, and pursuant to an Assignment, Assumption and Amendment Agreement by and between CASI, TMOAC and Hausman, substantially all terms of the management agreements and sale agreements between the Partnership and CASI were jointly assigned to, and assumed by, TMOAC and Hausman. The assumption of the management agreements and sale agreements by TMOAC and Hausman was effective November 6, 1992. TMOAC and Hausman are not affiliated with the General Partner.

     There were no buses on lease at December 30, 1994. Revenue generated by the Partnership's buses amounted to $38,341 (8%
     of total revenues of the Partnership) in 1994, $351,912
     (12%) in 1993, and $590,396 (18%) in 1992.

     The Partnership continued to experience off-lease time for most of its remaining bus fleet in the first quarter of 1994 and for all of its bus fleet by the end of the second quarter and through the end of 1994. Due to current market conditions and the increasing age of the Partnership's buses, it is expected that the Partnership's buses will remain off-lease until they are sold.

B) In 1984, the Partnership entered into a joint venture agreement pursuant to which the Partnership acquired medical diagnostic imaging equipment and related leasehold improvements to be operated at the First Hill Diagnostic Imaging Center (the "Center") in Seattle, Washington. The Partnership also took assignment of the lease of the premises where the equipment would be operated as part of a diagnostic imaging center. As of December 30, 1994, the Partnership had acquired approximately $3.9 million of such equipment including a computer tomography scanner, a magnetic resonance scanner, and various leasehold improvements.

     The joint venture (the "New Venture") is currently operated under an agreement dated May 31, 1988 among the Partnership, Digital Diagnostics, Inc. ("Digital"), Medical Imaging Partners L.P. ("MIP"), a limited partnership whose general partner was an entity affiliated with the General Partner (the current general partner being a wholly owned subsidiary of Raytel Corporation), and Imaging Services, Inc. ("ISI"), a Washington corporation. The Partnership is jointly and severally liable with the other venture partners for certain obligations of the New Venture. The joint venture agreement (the "New Venture Agreement") expires on April 17, 1999, unless terminated earlier.

     Under the current 10 year management agreement expiring in 1998, or such earlier time as the New Venture Agreement is terminated, the Center will be managed by 2001 Management Associates, Inc. ("2001"), an affiliate of Digital, and will receive a base management fee equal to 8% of defined net revenues of the New Venture. In addition, under certain circumstances, and if certain annual budgeted operating results are exceeded, 2001 can earn a management bonus of up to 20% of defined Excess Net Revenues.

     The Center lease currently terminates on August 31, 1995, unless renewed. Termination of the lease would terminate the New Venture Agreement. The Partnership has notified MIP and ISI that it does not intend to renew the lease.

     Each partner in the New Venture is entitled to a defined priority distribution representing a cumulative, non-compounded annual distribution equal to 14% of each partner's investment. After priority distributions to venture partners are paid, distributable cash is shared 41.4% by the Partnership, 48.75% by MIP, 5% by ISI and 4.85% by Digital. Under a management agreement, 2001 Management Associates, Inc. ("2001"), an affiliate of Digital, manages the Center and will receive a base management fee equal to 8% of defined net revenues of the venture. Priority cash distributions received by the Partnership amounted to $309,139, or 66%, of the Partnership's total revenues in 1994, $389,910, or 14%, in 1993 and $511,215, or 16%, in
     1992.

     The Center has not generated sufficient operating cash flow to fulfill its obligation to make priority payments to the Partnership in full and such condition is expected to continue. The Partnership had recognized revenue related to the Center's contractual obligation to make these past priority payments. Based upon the Center's expected future inability to fulfill these prior obligations the Partnership took a charge of $350,000 to reserve against this receivable in the fourth quarter of 1991.

Trailers Sold in Prior Years

The dry-van piggyback trailers were operated under a management agreement corresponding with the expiration of the leases, whereby the equipment manager provided maintenance, periodic inspection, and arrangements to re-lease the dry-van piggyback trailers as necessary, in return for a monthly fee. The management agreement was terminated upon the sale of the remaining trailers.

Of the Partnership's trailers, 652 were subject to a lease to Transamerica Equipment Leasing Company, Inc. ("TELCO") through September 27, 1991 at a monthly rate of $151.00 per trailer. On January 31, 1992, the Partnership sold and assigned the related lease to these 652 trailers to Greenbrier Capital Corporation, the trailer manager, for $3,750 per trailer or a total sales price of $2,445,000. The Partnership's remaining trailers were also leased to TELCO at a monthly rate of $155.40 per trailer.

The Partnership entered into a purchase agreement dated as of October 1, 1993 whereby the Partnership sold its remaining 917 trailers to TELCO effective as of the respective lease expiration date of each trailer. All 917 trailers were subject to a lease to TELCO with scheduled expiration dates of September 30, 1993 for 282 trailers, October 15, 1993 for 339 trailers and November 22, 1993 for 296 trailers. The purchase price for the trailers was $3,650 per trailer, or a total of $3,347,050 for all 917 trailers. On October 15, 1993, the Partnership consummated the sale of 621 trailers for a total price of $2,266,650, representing trailers with leases expiring on September 30, 1993 and October 15, 1993. On November 22, 1993, the remaining 296 trailers were sold to TELCO for a total price of $1,080,400.

The Partnership recognized a gain of $526,860 on the disposal of the remaining 917 trailers in 1993.

Concurrent with the sale transaction on October 15, 1993, the Partnership repaid the then-remaining $651,397 balance of the non-recourse bank loan secured by the trailers (including interest accrued thereon).

Revenues generated by the dry-van piggyback trailers amounted to $1,407,939 (49% of total revenues of the Partnership) in 1993 and $1,796,966 (56%) in 1992.


4.   NET INVESTMENT IN SALES-TYPE LEASE

In August of 1992, the Partnership sold its interest in the 45 reverse aluminum can vending machines to the then current lessee for $22,500.

5.   INVESTMENT IN PARTNERSHIP

TDEC, a New Jersey limited partnership, was formed for the sole purpose of constructing, acquiring, and installing a cogeneration heating system located in Trenton, New Jersey. The Partnership's original investment in TDEC was approximately $6.1 million.

TDEC was restructured as of November 20, 1987, under the terms of the amended Agreement of Limited Partnership of Trenton District Energy Company (the "TDEC Agreement"). Under the terms of the TDEC Agreement, the Partnership will receive 11.8% of all Distributable Cash generated by TDEC until its non-recourse purchase price notes (see note 6) are paid in full, and 7.5% of all Distributable Cash after its non-recourse notes are paid in full. No cash distributions were received in 1994, 1993 or 1992.

6.   NOTES PAYABLE-TDEC

The notes are non-recourse and bear interest at a rate of 11% per annum and are payable currently. However, the notes are collateralized by and payable only from the Partnership's share of the distributable cash generated by TDEC.

As part of the partnership restructuring effectuated by the execution of the TDEC agreement, the terms of the non-recourse notes were amended to require that payments were to be made by the Partnership from 73% of all annual cash distributions it receives from its interest in TDEC. To the extent that the 73% share of the Partnership's cash distribution received is insufficient to pay any required scheduled note payment, such unpaid amount will be payable from 73% of all future cash distributions the Partnership receives from its interest in TDEC, with interest accruing on such unpaid amounts at 11%. Since 1985, TDEC has not made any cash distributions.

At December 30, 1994, the $3,419,078 debt balance represents the aggregate amount of principal payments required for notes payable in 1995.

7.   TRANSACTIONS WITH GENERAL PARTNER

During the years ended December 30, 1994, December 31, 1993 and
December 25, 1992, the Partnership incurred the following fees and expenses in connection with services provided by the General
Partner:


                                    1994         1993         1992

 Management Fees - 6% of
Distributable Cash from
Operations as defined in the
Partnership Agreement              $28,132      $69,384       $66,720

 Administrative Costs              $70,000      $70,000       $70,000



At December 30, 1994 and December 31, 1993, amounts payable to the General Partner and/or Affiliate consisted of the following:

                                     1994          1993
Maiden Lane Partners Inc.
(General Partner)                    $  --       $12,000


8.   SEGMENT INFORMATION

The following analysis provides segment information for the three main industries in which the Partnership operates. The equipment leasing segment consists of intercity buses, dry-van piggyback trailers (for 1993 and 1992 only) and the net investment in sales-type canbank lease (for 1992 only). The medical imaging segment is comprised of the Partnership's investment in the First Hill medical imaging center. The alternative energy segment comprises the Partnership's investment in TDEC.



                  Equipment    Medical   Alternative
                    Leasing    Imaging     Energy        TOTAL
1994

Operating
revenues            $ 38,341   $309,139      $     -    $  347,480

Operating (loss)
income              $(30,751)   $303,936      $     -    $  273,185
Gain on
Equipment
Disposition           46,742          -             -        46,742
Interest income                                              74,303
General
partnership
expenses (net)                                           $ (187,440)
Net loss                                                 $  206,790

Identifiable
assets               $242,383   $141,054   $3,290,195    $3,673,632
General
partnership
assets                                                    1,440,168
    TOTAL                                                $5,113,800

Depreciation and
amortization         $ 42,524     $    -      $     -    $   42,524




                    Equipment      Medical      Alterna-
                      Leasing      Imaging    tive Energy      TOTAL
1993


Operating revenues    $1,759,851    $  389,910      $     -   $2,149,761

Operating income
(loss)                $1,134,149    $  378,323      $     -   $1,512,472
Gain on Equipment
Disposition              626,140       $     -      $     -      626,140
Interest income                                                   82,441
Interest expense                                                 (96,541)
General partnership
expenses (net)
                                                                (243,256)
Net income                                                    $1,881,256

Identifiable assets
                      $  841,100    $  143,090   $3,227,128   $4,211,318
General partnership
assets
                                                               2,980,145
    TOTAL                                                     $7,191,463

Depreciation and
amortization          $  497,534       $     -      $     -   $  497,534





                      Equipment    Medical    Alternative
                      Leasing     Imaging       Energy        TOTAL
1992

Operating revenues   $2,435,960    $ 510,181       $     -   $ 2,946,141

Operating income
(loss)               $1,298,162    $ 488,661       $     -   $ 1,786,823
Gain on Equipment
Disposition             195,775      $      -      $     -       195,775
Interest income                                                   87,407
Interest expense                                                (243,522)
General partnership
expenses (net)
                                                                (211,299)
Net income                                                   $ 1,615,184

Identifiable assets
                     $5,327,771    $ 162,536    $3,227,128   $ 8,717,435
General partnership
assets
                                                               2,320,009
    TOTAL                                                    $11,037,444

Depreciation and
amortization         $  706,961       $     -      $     -   $   706,961




 9.   RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

 The differences between the method of accounting used for income tax reporting and the method of accounting used in the accompanying financial statements are as follows:

                               1994           1993           1992

Net Income - Financial
 Statements                  $   206,790   $  1,881,256   $  1,615,184
Difference resulting from:
Gain on disposal of
 investment properties           541,385      3,873,101      3,439,358
Income and expense
 recognition                       (527)              -        248,286
Depreciation and
 amortization                     36,305        442,429        566,638
Management fees                   28,132         69,384         66,720
Income from partnership
 investments                      82,050        121,080        191,988

Net Income - Income Tax
 Method                          894,135      6,387,250      6,128,174

Partners' Capital -
 Financial Statements          1,415,788      3,512,040      5,509,569

Difference resulting from:

Offering costs                 3,985,101      3,985,101      3,985,101
Gain on disposal of
 investment properties        27,442,662     26,901,277     23,028,176
Income and expense
 recognition                 (2,907,315)    (2,906,788)    (2,906,788)



 Continued on following page.

                               1994           1993           1992

 Depreciation and
 amortization               (20,756,618)   (20,792,923)   (21,235,352)
 Management fees                622,099        593,967        524,583
 Loss from partnership
 investments                 (5,030,750)    (5,112,800)    (5,233,880)
 Provision for loss on
 impairment of assets         5,385,703      5,385,703      5,385,703
 Other                         (128,859)      (128,859)      (128,859)

 Partners' Capital -
 Income Tax Method         $ 10,027,811   $ 11,436,718   $  8,928,253

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure

        None.

                            Part III

Item 10.   Directors and Executive Officers of the Registrant

Registrant has no executive officers or directors.  The General
Partner manages the Registrant's affairs and has general responsibility and authority in all matters affecting its business. The directors and executive officers of the General
Partner are:



                       Served in Present
        Name           Capacity Since (l)       Position Held

Kevin K. Albert       November 8, 1985      Director

Robert F. Aufenanger  February 2, 1993      President
                      February 27, 1987     Director

Robert W. Seitz       February 1, 1993      Director
                      February 2, 1993      Vice President

Steven N. Baumgarten  February 2, 1993      Executive Vice
                                            President

Michael A. Giobbe     February 2, 1993      Vice President

David G. Cohen        March 7, 1994         Treasurer








(1)Directors hold office until their successors are elected and qualified. All executive officers serve at the pleasure of the Board of Directors.

Kevin K. Albert, 42, a Managing Director of Merrill Lynch Investment Banking Group ("ML Investment Banking"), joined Merrill Lynch in 1981. Mr. Albert works in the Equity Private Placement Group and is involved in structuring and placing a diversified array of private equity financing including common stock, preferred stock, limited partnership interests and other equity-related securities. Mr. Albert is also a director of Whitehall Partners Inc. ("Whitehall"), an affiliate of the General Partner and the general partner of Liberty Equipment Investors L.P. - 1984; a director of ML Media Management Inc. ("ML Media"), an affiliate of the General Partner and a joint venturer of Media Management Partners, the general partner of ML Media Partners, L.P.; a director of ML Film Entertainment Inc. ("ML Film"), an affiliate of the General Partner and the managing general partner of the general partners of Delphi Film Associates II, III, IV, V and ML Delphi Premier Partners, L.P.; a director of ML Opportunity Management Inc. ("ML Opportunity"), an affiliate of the General Partner and a joint venturer in Media Opportunity Management Partners, the general partner of ML Media Opportunity Partners, L.P.; a director of MLL Antiquities Inc. ("MLL Antiquities"), an affiliate of the General Partner and the administrative general partner of The Athena Fund II, L.P.; a director of ML Mezzanine Inc. ("ML Mezzanine"), an affiliate of the General Partner and the sole general partner of the managing general partner of ML-Lee Acquisition Fund, L.P.; a director of ML Mezzanine II Inc. ("ML Mezzanine II"), an affiliate of the General Partner and sole general partner of the managing general partner of ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund (Retirement Accounts) II, L.P.; a director of Merrill Lynch Venture Capital Inc. ("ML Venture"), an affiliate of the General Partner and the general partner of the Managing General Partner of ML Venture Partners I, L.P. ("Venture I"), ML Venture Partners II, L.P. ("Venture II"), and ML Oklahoma Venture Partners Limited Partnership ("Oklahoma"); a director of Merrill Lynch R&D Management Inc. ("ML R&D"), an affiliate of the General Partner and the general partner of the General Partner of ML Technology Ventures, L.P.; and a director of MLL Collectibles Inc. ("MLL Collectibles"), an affiliate of the General Partner and the administrative general partner of The NFA World Coin Fund, L.P. Mr. Albert also serves as an independent general partner of Venture I and Venture II.

Robert F. Aufenanger, 41, a Vice President of Merrill Lynch & Co. Corporate Strategy, Credit and Research and a Director of the Partnership Management Department, joined Merrill Lynch in 1980. Mr. Aufenanger is responsible for the ongoing management of the operations of the equipment and project related limited partnerships for which subsidiaries of ML Leasing Equipment Corp., an affiliate of Merrill Lynch, are general partners. Mr. Aufenanger is also a director of Whitehall, ML Media, ML Film, ML Opportunity, MLL Antiquities, ML Venture, ML R&D, MLL Collectibles, ML Mezzanine and ML Mezzanine II.

Robert W. Seitz, 48, a First Vice President of Merrill Lynch & Co. Corporate Strategy, Credit and Research and a Managing Director within the Corporate Credit Division of Merrill Lynch, joined Merrill Lynch in 1981. Mr. Seitz is the Private Client Senior Credit Officer and is also responsible for the firm's Partnership Management and Asset Recovery Management Departments. Mr. Seitz is also director of Whitehall, ML Media, ML Opportunity, ML Venture, ML R&D, ML Film, MLL Antiquities and MLL Collectibles.

Steven N. Baumgarten, 39, a Vice President of Merrill Lynch & Co. Corporate Strategy, Credit and Research, joined Merrill Lynch in 1986. Mr. Baumgarten shares responsibility for the ongoing management of the operations of the equipment and project related limited partnerships for which subsidiaries of ML Leasing Equipment Corp., an affiliate of Merrill Lynch, are general partners. Mr. Baumgarten is also a director of ML Film.

Michael A. Giobbe, 36, an Assistant Vice President of Merrill Lynch & Co. Corporate Strategy, Credit and Research, joined Merrill Lynch in 1986. Mr. Giobbe currently shares the responsibility for managing the assets owned by the equipment and project related limited partnerships for which subsidiaries of ML Leasing Equipment Corp., an affiliate of Merrill Lynch, are general partners.

David G. Cohen, 32, an Assistant Vice President of Merrill Lynch & Co. Corporate Strategy, Credit and Research, joined Merrill Lynch in 1987. Mr. Cohen's responsibilities include controllership and financial management functions for certain partnerships for which subsidiaries of ML Leasing Equipment Corp., an affiliate of Merrill Lynch, are general partners.


Messrs. Aufenanger and Giobbe are executive officers of Mid-Miami Diagnostics Inc. ("Mid-Miami Inc."). On October 28, 1994 both Mid-Miami Inc. and Mid-Miami Diagnostics, L.P. filed voluntary petitions for protection from creditors under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York.



Item 11.   Executive Compensation

Registrant does not pay the executive officers or directors of the General Partner any remuneration. The General Partner does not presently pay any remuneration to any of its executive officers or directors. See Note 7 to the Financial Statements included in Item 8 hereof, however, for sums paid by Registrant to affiliates in the years ending December 30, 1994, December 31, 1993 and December 25, 1992.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

In addition to its interest in Registrant as general partner, the General Partner owns .2 Units. No officers or directors of the General Partner own any interests in Registrant.

To the knowledge of the General Partner, as of February 1, 1995, officers and directors of the General Partner in aggregate own less than .01% of the outstanding common stock of Merrill Lynch &
Co., Inc., the ultimate parent of the General Partner.

Item 13.   Certain Relationships and Related Transactions

All of the directors of Registrant's General Partner are executive officers of affiliates that have received fees for services provided to Registrant as described in Note 7 to the Financial Statements included in Item 8 hereof.

                             Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K

(a)  Financial Statements, Financial Statement Schedules and
     Exhibits

     Financial Statements and Financial Statement Schedules

     See Item 8.  "Financial Statements and Supplementary Data -
     Table of Contents."


                                             Incorporated by
                  Exhibits                    Reference to   _
3.1.1     Certificate of Limited        Exhibit 3.1.1 to Form S-1
            Partnership, dated          Registration Statement
            March 30, 1983.             (File No. 2-82749)

3.1.2     Amendment No. l to            Exhibit 3.1.4 to Form S-1
            Certificate of Limited      Registration Statement
            Partnership, dated          (File No. 2-82749)
            August 8, 1983.

3.1.3     Amendment No. 2 to            Exhibit 3.1.3 to 1983
            Certificate of Limited      Form 10-K Report
            Partnership, dated          (File No. 2-82749)
            October 25, 1983.

3.1.4     Certificate of Adoption       Exhibit 3.1.4 to 1991
            of Revised Limited          Form 10-K Report (File 2-
            Partnership Act, dated      82749)
            September 30, 1991

3.2.1     Agreement of Limited          Exhibit 3.4 to 1983 Form
            Partnership, dated as       10-K Report
            of October 3, 1983.         (File No. 2-82749)

3.2.2     Amendment No. 1 to
            Agreement of Limited
            Partnership dated
            October 25, 1983.


3.2.3     Amendment No. 2 to
           Agreement of Limited
           Partnership dated
           November 30, 1994.


4.1       Agreement to Act as           Exhibit 4.2 to 1993 Form
           Depository dated as of       10-K Report
           January 1, 1993 between      (File No. 0-11458)
           Registrant, Security
           Pacific National Trust
           Company and Bank of New
           York.

10.1.1    Management Agreement          Exhibit 10.1.4 to 1991
           effective August 21,         Form 10K Report
           1991 between Continental     (File No. 0-11458)
           Asset Services Inc.
           ("CASI") and Registrant

10.1.2    Sales Agreement effective     Exhibit 10.1.5 to 1991
           August 21, 1991 between      Form 10K Report
           CASI and Registrant          (File No. 0-11458)

10.2      Lease dated as of July 1,     Exhibit 10.7 to 1985 Form
           1985 between Registrant      10-K Report
           and Reynolds Metals          (File No. 0-11458)
           Company

10.3.1    Management Agreement,         Exhibit 10.13 Form 10-K
           dated October 25, 1983,      Report
           to 1983 between              (File No. 2-82749)
           Registrant and BRAE
           Intermodal
           Corporation("BIC")

10.3.2    Amendments to Management      Exhibit 10.5.2 to 1986
           Agreement between            Form 10-K Report
           Registrant and BIC

10.3.3    Amendment to Management       Exhibit 28.4 to Form 8-K
           Agreement between            Report dated January 31,
           Registrant and GCC dated     1992 (File No. 0-11458)
           January 31, 1992


10.4.1    Trailer Lease Agreement       Exhibit 10.10 to 1984
           dated as of October 17,      Form 10-K Report
           1983, as amended and as      (File No. 0-11458)
           assigned, to Registrant
           on October 27, 1983
           between Registrant and
           Transamerica Equipment
           Leasing Company
           ("TELCO").

10.4.2    Second Amendment dated        Exhibit 10.11.2 to 1985
           November 15, 1985 to         Form 10-K Report
           Trailer Lease Agreement      (File No. 0-11458)
           between Registrant and
           TELCO

10.5.1    Trailer Lease Agreement       Exhibit 10.8 to 1986 Form
           dated as of February 1,      10-K Report
           1986 between Registrant      (File No. 0-11458)
           and TELCO

10.5.2    Third Amendment to            Exhibit 10.5.2 to 1993
           Trailer Lease Agreement      Form 10-K Report
           between Registrant and       (File No. 0-11458)
           TELCO dated August 7,
           1991

10.6.1    Purchase Agreement            Exhibit 28.1 to Form 8-K
           between Registrant and       Report dated January 31,
           Greenbrier Capital           1992 (File No. 0-11458)
           Corporation ("GCC")
           dated as of January 31,
           1992

10.6.2    Bill of Sale between          Exhibit 28.2 to Form 8-K
           Registrant and GCC dated     Report dated January 31,
           January 31, 1992             1992 (File No. 0-11458)

10.6.3    Assignment of Lease           Exhibit 28.3 to Form 8-K
           Agreement among              Report dated January 31,
           Registrant, GCC and          1992 (File No. 0-11458)
           Transamerica Equipment
           Leasing Company, Inc.
           dated as of January 31,
           1992


10.6.4    Purchase Agreement dated      Exhibit 10.1 to September
           as of October 1, 1993        24, 1993 Form 10-Q Report
           between Registrant and       (File No. 0-11458)
           TELCO

10.7.1    Loan Agreement, dated as      Exhibit 10.15.1 to 1985
           of November 15, 1985,        Form 10-K Report
           between Registrant and       (File No. 0-11458)
           First National Bank of
           Minneapolis ("First
           Minneapolis")



10.7.2    Security Agreement dated      Exhibit 10.15.2 to 1985
           as of November 15, 1985      Form 10-K Report
           between Registrant and       (File No. 0-11458)
           First Minneapolis
           (executed in the form of
           Exhibit B to exhibit
           10.9.1)

10.8.1    Loan Agreement dated as       Exhibit 10.12.1 to 1986
           of May 4, 1986 between       Form 10-K Report
           Registrant and First         (File No. 0-11458)
           Minneapolis

10.8.2    Security Agreement May 4,     Exhibit 10.12.2 to 1986
           1986 between Registrant      Form 10-K Report
           dated as of and First        (File No. 0-11458)
           Minneapolis(executed in
           the form of Exhibit B to
           Exhibit 10.10.1)

10.9.1    Purchase Agreement, dated     Exhibit 28(a) to December
           as of December 28, 1983,     28, 1983 Form 8-K Report
           among Cogeneration           (File No. 2-82749)
           Development Corporation,
           Registrant and certain
           persons and corporations

10.9.2    Collateralized Notes,         Exhibit 28(b) to December
           dated December 28, 1983      28, 1983 Form 8-K Report
                                        (File No. 2-82749)

10.9.3    Secured Non-recourse          Exhibit 28(d) to December
           Notes, dated December        28, 1983 Form 8-K Report
           28, 1983                     (File No. 2-82749)

10.10.1   Assignment and Security       Exhibit 28(e) to December
           Agreement, dated as of       28, 1983 Form 8-K Report
           December 28, 1983, among     (File No. 2-82749)
           Registrant, Trenton
           District Energy Company
           and certain other
           persons and corporations

10.10.2   Instrument of Conversion      Exhibit 10.1 to September
           of general partner           25, 1987 Form 10-Q Report
           interest of Trenton          (File No. 0-11458)
           District Energy Company



10.10.3   Amended and Restated          Exhibit 10.2 to September
           Certificate of Limited       25, 1987 Form 10-Q Report
           Partnership of Trenton       (File No. 0-11458)
           District Energy Company

10.10.4   Amendment to Agreement of     Exhibit 10.3 to September
           Limited Partnership of       25, 1987 Form 10-Q Report
           Trenton District Energy      (File No. 0-11458)
           Company

10.11.1   Promissory Note dated May     Exhibit 10.2 to Form 10-Q
           8, 1991 between              Report for the quarter
           Registrant and Maiden        ending September 27, 1991
           Lane Partners Inc.           (File No. 0-11458)

10.12.1   Amended and Restated          Exhibit 10.2.1 to Form 10-
           Joint Venture Agreement      Q Report for the quarter
           dated May 31, 1988           ending June 24, 1988
           between Registrant,          (File No. 0-11458)
           Digital, Medical Imaging
           Partners, L.P. and
           Imaging Services, Inc.

10.12.2   Cooperation Agreement         Exhibit 10.12.2 to 1993
           between Registrant and       Form 10-K Report
           Medical Imaging Partners     (File No. 0-11458)
           L.P. ("MIP") dated
           November, 1991


10.12.3   Management Agreement          Exhibit 10.2.2 to Form 10-
           dated May 31, 1988           Q Report for the quarter
           between 2001 Management      ending June 24, 1988
           Associates, Inc. and         (File No. 0-11458)
           First Hill Diagnostic
           Imaging Center

10.13.1   Settlement Agreement          Exhibit 10.1 to Form 10-Q
           dated September 30, 1991     Report for the quarter
           between Registrant,          ending September 27, 1991
           Union Bank and San Jose      (File No. 0-11458)
           Cogeneration Partnership
10.14     Assignment, Assumption        Incorporated herein by
           and Amendment Agreement      reference to Exhibit 10.1
           dated November 6, 1992,      to Registrant's Form 8
           by and between TMO           Amendment to its
           Acquisition Corporation,     Quarterly Report on Form
           Hausman Bus Sales, Inc.      10-Q for the quarter
           and Continental Asset        ending September 25,
           Services, Inc.               1992, dated November 20,
                                        1992 (File No. 0-11458)

27        Financial Data Schedule

99.1      Pages 17 through 33 of        Prospectus, dated
           Prospectus dated             September 7, 1983, filed
           September 7, 1983, filed     pursuant to Rule 424(b)
           pursuant to Rule 424(b)      under the Securities Act
           under the Securities Act     of 1933, as supplemented
           of l933, as supplemented     (File No. 2-82749)


(b)  Reports on Form 8-K

     None.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            LIBERTY EQUIPMENT INVESTORS-1983
                            By:   Maiden Lane Partners Inc.
                                  General Partner


   Dated: March 29, 1995    /s/ Robert F. Aufenanger
                                Robert F. Aufenanger
                                President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


        Signature                    Title                Date

/s/ Kevin K. Albert         Director of the General March 29, 1995
    (Kevin K. Albert)       Partner

/s/ Robert F. Aufenanger    Director and President  March 29, 1995
    (Robert F. Aufenanger)  of the General Partner
                            (chief executive
                            officer)

/s/ Robert W. Seitz         Director and Vice       March 29, 1995
    (Robert W. Seitz)       President of the
                            General Partner

/s/ David G. Cohen          Treasurer of the        March 29, 1995
    (David G. Cohen)        General Partner (chief
                            accounting officer and
                            chief financial
                            officer)