Form 10-Q
period 1995-03-31
LIBERTY EQUIPMENT INVESTORS 1983
filed 1995-05-10
CIK 717233

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

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

Registrant's telephone number, including area code:(212) 236-6472

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing
requirements for the past 90 days.  Yes   X   No

                 PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements


                Liberty Equipment Investors-1983


                        Table of Contents



Balance Sheets as of March 31, 1995 (Unaudited) and
December 30, 1994 (Unaudited)

Statements of Operations for the Thirteen Week
Periods Ended March 31, 1995 (Unaudited) and April 1,
1994 (Unaudited)

Statements of Cash Flows for the Thirteen Week
Periods Ended March 31, 1995 (Unaudited) and April 1,
1994 (Unaudited)

Notes to Financial Statements for the Thirteen Week
Period Ended March 31, 1995 (Unaudited)

                LIBERTY EQUIPMENT INVESTORS-1983
                         BALANCE SHEETS
                AS OF MARCH 31, 1995 (UNAUDITED)
                AND DECEMBER 30, 1994 (UNAUDITED)

                                     March 31,     December 30,
                            NOTES         1995           1994
ASSETS:
Cash and cash equivalents
                                     $ 1,313,946     $ 1,434,993
Property under management
contract and held for
lease (less accumulated
depreciation of
$4,338,048 at March 31,
1995 and $4,464,357 at
December 30, 1994)            3          181,421         236,925
Investment in partnership -
TDEC                                   3,290,195       3,290,195
Accounts receivable (net of
allowance for doubtful
accounts of $350,000 in
1995 and 1994) and other
assets                                    153,026         151,687
TOTAL ASSETS                          $ 4,938,588     $ 5,113,800
LIABILITIES AND PARTNERS'
CAPITAL:
Liabilities:
 Note payable - TDEC                  $ 3,419,078     $ 3,419,078
 Accounts payable to
affiliate and accrued
liabilities                               316,635         278,934
Total Liabilities                       3,735,713       3,698,012
PARTNERS' CAPITAL:             1
 General Partner:
  Capital contributions,
net of offering expenses
and return of capital                     289,341          290,771
  Cash distributions                     (116,310)       (115,316)
  Cumulative loss                        (161,001)       (161,296)
                                           12,030          14,159

(Continued on the following page)

                LIBERTY EQUIPMENT INVESTORS-1983
                         BALANCE SHEETS
              AS OF MARCH 31, 1995 (UNAUDITED) AND
                  DECEMBER 30, 1994 (UNAUDITED)
                           (Continued)


                                     March 31,     December 30,
                            NOTES         1995           1994
 Limited Partners:
  Capital contributions,
net of offering expenses
and return of capital
(40,000.2 Units of
Limited Partnership
Interest)                              28,644,491      28,786,131
  Cash distributions                  (11,514,449)    (11,416,087)
  Cumulative loss                     (15,939,197)    (15,968,415)
                                        1,190,845       1,401,629
Total Partners' Capital                 1,202,875       1,415,788

TOTAL LIABILITIES AND
PARTNERS' CAPITAL                    $  4,938,588    $  5,113,800





See Notes to Financial Statements (Unaudited).

                LIBERTY EQUIPMENT INVESTORS-1983
         STATEMENTS OF OPERATIONS FOR THE THIRTEEN WEEK
            PERIODS ENDED MARCH 31, 1995 (UNAUDITED)
                  AND APRIL 1, 1994 (UNAUDITED)

                                      March 31,           April 1,
                                           1995               1994
REVENUES:
Rental and other operating income      $   59,009           $  79,764
Interest income                            19,796              20,569
(Loss) gain on disposals of leased
assets                                     (1,828)              5,672
Total Revenues                             76,977             106,005

EXPENSES:
Depreciation and amortization               5,873              15,767
Property operating expenses                     -              19,335
Other operating expenses                   41,591              70,760
Total Expenses                             47,464             105,862
Net Income                             $   29,513           $     143

Net Income allocated to General
Partner                                $      295           $       1
Net Income allocated to Limited
Partners                               $   29,218           $     142
Income Per Unit of Limited
Partnership Interest (40,000.2
Units of Limited Partnership
Interest)                              $     0.73           $    0.00




See Notes to Financial Statements (Unaudited).

                LIBERTY EQUIPMENT INVESTORS-1983
                STATEMENTS OF CASH FLOWS FOR THE
     THIRTEEN WEEK PERIODS ENDED MARCH 31, 1995 (UNAUDITED)
                  AND APRIL 1, 1994 (UNAUDITED)


                                    March 31,      April 1,
                                        1995           1994
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS

Cash flows from operating activities:

Net income                             $  29,513     $     143
Adjustments to reconcile net
income to net cash provided by
operating activities:
Depreciation and amortization              5,873        15,767
Loss (Gain) on disposals of leased
assets                                     1,828        (5,672)
Increase/Decrease in:
Accounts payable to affiliates and
accrued liabilities                       37,701         5,625
Accounts receivable and other
assets                                    (1,339)      (14,247)
Net cash provided by operating
activities                                73,576         1,616

Cash flows from investing activities:
Proceeds from disposal of
equipment                                 47,803       142,400
Net cash provided by investing
activities                                47,803       142,400




(Continued on the following page)

                LIBERTY EQUIPMENT INVESTORS-1983
                STATEMENTS OF CASH FLOWS FOR THE
     THIRTEEN WEEK PERIODS ENDED MARCH 31, 1995 (UNAUDITED)
                  AND APRIL 1, 1994 (UNAUDITED)
                           (Continued)


                                    March 31,      April 1,
                                        1995           1994
Cash flows from financing activities:

Cash distributed to:
Limited partners                       (98,362)      (473,222)
General partner                           (994)        (4,780)
Capital returned to:
Limited partners                      (141,640)    (1,126,786)
General partner                         (1,430)       (11,383)
Net cash used by financing
activities                            (242,426)    (1,616,171)

Net decrease in cash and cash
equivalents                           (121,047)    (1,472,155)

Cash and Cash Equivalents -
Beginning of year                     1,434,993      2,977,607

Cash and Cash Equivalents - End of
period                              $ 1,313,946    $ 1,505,452




See Notes to Financial Statements (Unaudited).

                LIBERTY EQUIPMENT INVESTORS-1983
              NOTES TO FINANCIAL STATEMENTS FOR THE
            THIRTEEN WEEK PERIOD ENDED MARCH 31, 1995
                           (UNAUDITED)


NOTE 1.Organization

Liberty Equipment Investors - 1983 (the "Partnership") was formed and the Certificate of Limited Partnership was filed under the Uniform Limited Partnership Act of the State of New York on March 30, 1983. The Partnership subsequently elected to be governed by the New York Revised Limited Partnership Act.

Under the terms of the Agreement of Limited Partnership (the "Partnership Agreement"), on October 25, 1983, Maiden Lane Partners Inc., the general partner ("MLPI" or the "General Partner"), admitted additional limited partners to the Partnership with capital contributions amounting to $40,000,000. Prior to that date, the only capital transactions were contributions of $5,000 by MLPI and $200 by the initial limited partners. As provided in the Partnership Agreement, MLPI made an additional cash contribution of $399,045, which, together with its previous cash contribution, represented 1% of the total Partnership capital contributions.

The purpose of the Partnership is to operate and lease equipment and direct and indirect interests therein.

Pursuant to the terms of the Partnership Agreement, the General Partner is liable for all general obligations of the Partnership to the extent not paid by the Partnership. The limited partners are not liable for the obligations of the Partnership beyond the amount of their contributed capital.

In the opinion of the General Partner, the financial statements include all adjustments necessary to reflect fairly the results of the interim periods presented. All adjustments are of a normal recurring nature.

NOTE 2.Additional Information

Additional information, including the audited year end 1994 Financial Statements and the Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the year ended December 30, 1994 on file with the Securities and Exchange Commission.

NOTE 3.Property

In the first quarter of 1995 the Partnership sold one of its intercity buses and received $50,503, net of costs incurred to prepare the bus for sale. Subsequent to the first quarter, the Partnership paid to the bus manager a commission of $2,700 for this bus sale. Subsequent to the end of the first quarter, the Partnership sold its remaining four buses for an aggregate amount of $188,800, net of sales commissions.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

At March 31, 1995, Registrant had $1,313,946 in cash and cash equivalents which included $1,255,964 invested in commercial paper. The balance is maintained in a demand deposit cash account. Included in these funds are reserves for working capital, operating requirements and cash distributions to the Partners. Approximately $242,000 will be distributed to Partners in the second quarter of 1995.

Registrant generated positive cash flow in the first quarter of 1995 from the sale of one bus and from its medical imaging facility investment. These generated funds were utilized to provide for distributions to Partners.

Since the end of the second quarter of 1994, all of Registrant's remaining buses had been off-lease and held for sale. During the first quarter of 1995, Registrant sold one bus and, subsequent to the end of the first quarter 1995, Registrant sold its remaining four buses.

The occupancy lease for Registrant's medical facility currently terminates on August 31, 1995 unless renewed. Termination of the lease would terminate the joint venture agreement. Registrant has notified its venture partners that it does not intend to renew the lease.

As of March 31, 1995, Registrant's remaining investments included four buses discussed above, its investment in the Seattle-based First Hill medical imaging facility and its TDEC investment (which is considered to have relatively small, if any, value over its associated debt).

During 1995, Registrant will focus on opportunistically realizing value for its investment in the medical imaging facility, including selling or otherwise disposing of its interest in TDEC.
Registrant seeks to complete all such sales or dispositions in an orderly manner with estimated dissolution of Registrant occurring, depending upon a number of presently unknown circumstances, in 1995.

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

Results of Operations

Overall Results

Registrant's net income for the thirteen week period ended March
31, 1995 was higher than net income for the same period in 1994 due to lower total expenses partially offset by lower total revenues in the 1995 first quarter.

Total revenues decreased in the first quarter of 1995 when compared to the same period in 1994 primarily due to no bus revenue in the 1995 thirteen week period compared to approximately $30,000 in the same period of 1994 reflecting the fact that Registrant's remaining buses were off-lease in the 1995 first quarter. This decrease was partially offset by slightly higher revenues from Registrant's medical imaging facility, which generated revenues to Registrant of approximately $59,000 and $50,000 in the 1995 and 1994 thirteen week periods, respectively. The increase in revenues to Registrant reflects higher cash collections experienced by the facility.

Total expenses decreased in 1995 compared to 1994 reflecting lower depreciation and amortization expense as a result of the sales of buses in the intervening period, and no operating expenses in 1995 due to sales of buses and the fact that all remaining buses were off-lease during the first quarter of 1995.

Results By Segment

Equipment Leasing:

Registrant's equipment leasing segment generated no operating revenues in the 1995 first quarter compared to approximately $30,000 in the 1994 first quarter. This decrease was due to the fact that Registrant's remaining buses were off-lease in the 1995 first quarter.

Registrant's equipment leasing segment incurred no property operating expenses in the 1995 first quarter compared to approximately $19,000 in the 1994 first quarter due to the fact that all of Registrant's remaining buses were off-lease in the 1995 first quarter. Additionally, depreciation and amortization expense was approximately $6,000 in 1995 compared to approximately $15,000 in 1994. These decreases are due primarily to the sales of buses in the intervening period.


Medical Imaging:

Registrant's medical imaging segment, which consists of one diagnostic imaging facility, generated revenues to Registrant of approximately $59,000 in the 1995 first quarter compared to approximately $50,000 in the 1994 first quarter. The increase in revenues reflects higher cash collections experienced by the facility.

Inflation

The low levels of inflation during 1995 and 1994 had no significant effect on Registrant's operations.

                   PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

              None

Item 5.   Other Information

              None

Item 6.   Exhibits and Reports on Form 8-K


          A). Exhibits:

              Exhibit #     Description               Page Number

              27.           Financial Data Schedule

          B). Reports on Form 8-K

              None

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              LIBERTY EQUIPMENT INVESTORS-1983

                              By: Maiden Lane Partners Inc.
                                  General Partner


Dated:  May 10, 1995          /s/ Robert F. Aufenanger
                                  Robert F. Aufenanger
                                  Director and President
                                  Chief Executive Officer


Dated:  May 10, 1995          /s/ David G. Cohen
                                  David G. Cohen
                                  Treasurer
                                  Chief Accounting Officer
                                  and Chief Financial Officer