Form 10-Q
period 1995-06-30
LIBERTY EQUIPMENT INVESTORS 1983
filed 1995-08-11
CIK 717233

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                               OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to


                 Commission file number 0-11458

                    LIBERTY EQUIPMENT INVESTORS-1983
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




                 PART I - FINANCIAL INFORMATION



Item 1. Financial Statements


                Liberty Equipment Investors-1983


                        Table of Contents



Balance Sheets as of June 30, 1995 (Unaudited) and
December 30, 1994 (Unaudited)

Statements of Operations for the Thirteen and Twenty-
Six Week Periods Ended June 30, 1995 (Unaudited) and
July 1, 1994 (Unaudited)

Statements of Cash Flows for the Twenty-Six Week
Periods Ended June 30, 1995 (Unaudited) and
July 1, 1994 (Unaudited)

Notes to Financial Statements for the Twenty-Six Week
Period Ended June 30, 1995 (Unaudited)

                LIBERTY EQUIPMENT INVESTORS-1983
                         BALANCE SHEETS
AS OF JUNE 30, 1995 (UNAUDITED) AND DECEMBER 30, 1994 (UNAUDITED)

                                      June 30,      December 30,
                            NOTES        1995             1994
ASSETS:
Cash and cash equivalents
                                      $ 1,183,931     $ 1,434,993
Property under management
contract and held for
lease (less accumulated
depreciation of
$3,876,733 and
$4,464,357, respectively)

                              3             1,927         236,925
Investment in partnership -
TDEC                                    3,290,195       3,290,195
Accounts receivable (net of
allowance for doubtful
accounts of $350,000 in
1995 and 1994) and other
assets                                    155,180         151,687
TOTAL ASSETS                           $ 4,631,233     $ 5,113,800

LIABILITIES AND PARTNERS'
CAPITAL:
Liabilities:
 Note payable - TDEC                   $ 3,419,078     $ 3,419,078
 Accounts payable to
affiliate and accrued
liabilities                               282,680         278,934
Total Liabilities                        3,701,758       3,698,012

PARTNERS' CAPITAL:             1
 General Partner:
  Capital contributions,
net of offering expenses
and return of capital
                                          287,431         290,771
  Cash distributions                      (116,824)       (115,316)
  Cumulative loss                         (161,311)       (161,296)
                                             9,296          14,159

(Continued on the following page)

                LIBERTY EQUIPMENT INVESTORS-1983
                         BALANCE SHEETS
AS OF JUNE 30, 1995 (UNAUDITED) AND DECEMBER 30, 1994 (UNAUDITED)
                           (Continued)



                                      June 30,      December 30,
                            NOTES        1995             1994
 Limited Partners:
  Capital contributions,
net of offering expenses
and return of capital
(40,000.2 Units of
Limited Partnership
Interest)                              28,455,407      28,786,131
  Cash distributions                   (11,565,367)    (11,416,087)
  Cumulative loss                      (15,969,861)    (15,968,415)
                                           920,179       1,401,629
Total Partners' Capital                    929,475       1,415,788

TOTAL LIABILITIES AND
PARTNERS' CAPITAL                    $  4,631,233    $  5,113,800




See Notes to Financial Statements (Unaudited).

                LIBERTY EQUIPMENT INVESTORS-1983
            STATEMENTS OF OPERATIONS FOR THE THIRTEEN
   AND TWENTY-SIX WEEK PERIODS ENDED JUNE 30, 1995 (UNAUDITED)
                  AND JULY 1, 1994 (UNAUDITED)

                       Thirteen Weeks            Twenty-Six Weeks
                   June 30,      July 1,      June 30,      July 1,
                      1995          1994         1995          1994
REVENUES:
Rental and other
operating income
                     $    --    $ 104,091      $  59,009     $ 183,855
Interest income       19,210       15,335         39,006        35,904
Gain on
disposals of
leased assets          9,815        6,618          7,987        12,290
Total Revenues        29,025      126,044        106,002       232,049

EXPENSES:
Depreciation and
amortization
                         508       11,908          6,381        27,675
Property
operating
expenses               7,582        3,734          7,582        23,069
Other operating
expenses              51,909       40,109         93,500     110,869
Total Expenses        59,999       55,751        107,463       161,613

Net (Loss)
Income            $  (30,974   $   70,293     $  (1,461)    $   70,436
                           )




(Continued on the following page)

                LIBERTY EQUIPMENT INVESTORS-1983
            STATEMENTS OF OPERATIONS FOR THE THIRTEEN
   AND TWENTY-SIX WEEK PERIODS ENDED JUNE 30, 1995 (UNAUDITED)
                  AND JULY 1, 1994 (UNAUDITED)
                           (Continued)

                       Thirteen Weeks            Twenty-Six Weeks
                   June 30,      July 1,      June 30,      July 1,
                      1995          1994         1995          1994
Net (Loss)
Income allocated
to General
Partner            $   (310)      $    703     $    (15)    $    704

Net (Loss)
Income allocated
to Limited
Partners
                   $(30,664)      $ 69,590     $ (1,446)    $ 69,732

Net (Loss)
Income Per Unit
of Limited
Partnership
Interest
(40,000.2 Units
of Limited
Partnership
Interest           $  (0.77)      $   1.74     $  (0.04)    $   1.74


See Notes to Financial Statements (Unaudited).

                LIBERTY EQUIPMENT INVESTORS-1983
                STATEMENTS OF CASH FLOWS FOR THE
     TWENTY-SIX WEEK PERIODS ENDED JUNE 30, 1995 (UNAUDITED)
                  AND JULY 1, 1994 (UNAUDITED)

                                    June 30,       July 1,
                                       1995           1994
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS
Cash flows from operating activities:

Net (loss) income                    $  (1,461)     $  70,436
Adjustments to reconcile net
(loss) income to net cash (used
in) provided by operating
activities:
Depreciation and amortization             6,381        27,675
Gain on disposals of leased assets
                                       (7,987)      (12,290)
Increase/Decrease in:
Accounts payable to affiliate and
accrued liabilities                      3,746        25,719
Accounts receivable and other
assets                                 (3,493)        19,782
Net cash (used in) provided by
operating activities                   (2,814)       131,322

Cash flows from investing activities:

Proceeds from disposal of
equipment                              236,604       348,563
Net cash provided by investing
activities                             236,604       348,563




(Continued on the following page)


                LIBERTY EQUIPMENT INVESTORS-1983
                STATEMENTS OF CASH FLOWS FOR THE
     TWENTY-SIX WEEK PERIODS ENDED JUNE 30, 1995 (UNAUDITED)
                  AND JULY 1, 1994 (UNAUDITED)
                           (Continued)

                                     June 30,         July 1,
                                        1995            1994
Cash flows from financing activities:

Cash distributed to:
Limited partners                       (149,280)       (532,247)
General partner                          (1,508)         (5,376)
Capital returned to:
Limited partners                       (330,724)     (1,267,762)
General partner                          (3,340)        (12,806)
Net cash used in financing
activities                             (484,852)     (1,818,191)

Net decrease in cash and cash
equivalents                            (251,062)     (1,338,306)

Cash and Cash Equivalents -
Beginning of year                      1,434,993       2,977,607

Cash and Cash Equivalents - End of
period                               $ 1,183,931     $ 1,639,301





See Notes to Financial Statements (Unaudited).




                LIBERTY EQUIPMENT INVESTORS-1983
              NOTES TO FINANCIAL STATEMENTS FOR THE
           TWENTY-SIX WEEK PERIOD ENDED JUNE 30, 1995
                           (UNAUDITED)


NOTE 1.Organization

Liberty Equipment Investors - 1983 (the "Partnership") was formed and the Certificate of Limited Partnership was filed under the Uniform Limited Partnership Act of the State of New York on March 30, 1983. The Partnership subsequently elected to be governed by the New York Revised Limited Partnership Act.

Under the terms of the Agreement of Limited Partnership (the "Partnership Agreement"), on October 25, 1983, Maiden Lane Partners Inc., the general partner (the "General Partner"), admitted additional limited partners to the Partnership with capital contributions amounting to $40,000,000. Prior to that date, the only capital transactions were contributions of $5,000 by the General Partner and $200 by the initial limited partners. As provided in the Partnership Agreement, the General Partner made an additional cash contribution of $399,045, which, together with its previous cash contribution, represented 1% of the total Partnership capital contributions.

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

NOTE 3.Property

In the first half of 1995 the Partnership sold its remaining five intercity buses for an aggregate amount of $236,604, net of sales commissions.

On June 30, 1995, the First Hill Diagnostic Imaging Center (the "Center"), located in Seattle, Washington, ceased operations.
The occupancy lease for the Center currently terminates on August 31, 1995. Termination of the lease will terminate the joint venture agreement. The Partnership is investigating certain prospects for the sale or disposal of its remaining assets related to the center. The Partnership estimates that it has adequate working capital reserves to satisfy all of its remaining obligations related to its equipment and its leasehold and joint venture interests related to the Center.


Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

At June 30, 1995, Registrant had $1,183,931 in cash and cash equivalents which included $1,173,510 invested in commercial paper. The balance is maintained in a demand deposit cash account. Included in these funds are reserves for working capital, operating requirements and cash distributions to the Partners. Approximately $242,000 will be distributed to Partners in the third quarter of 1995.

Registrant generated positive cash flow in the first half of 1995 from the sale of five buses and from its medical imaging center investment. These generated funds were utilized, together with partnership reserves, to provide for distributions to Partners.

During the second quarter of 1995, Registrant sold its remaining four buses. In total, during the first half of 1995 Registrant sold five buses for an aggregate amount of $236,604, net of sales commissions. Such buses were off-lease and held for sale since the end of the second quarter of 1994.

As of June 30, 1995, Registrant's remaining investments included its equipment and leasehold and joint venture interests related to the Seattle-based First Hill medical imaging facility and its TDEC investment (which is considered to have relatively small, if any, value over its associated debt).

The First Hill medical imaging facility ceased operations on June
30, 1995. In addition, the occupancy lease will terminate on August 31, 1995. Termination of the lease will also terminate the joint venture agreement.

During 1995, Registrant will focus on liquidating and opportunistically realizing value for its assets in the medical imaging facility and selling or otherwise disposing of its interest in TDEC. Registrant seeks to complete all such transactions in an orderly manner with estimated dissolution of Registrant occurring, depending upon a number of presently unknown circumstances, in the latter part of 1995.

It is currently estimated that Registrant's 1995 cash flow realized from liquidating its remaining assets, if any, together with working capital reserves, will provide Registrant with adequate funds to satisfy all of its obligations and provide for additional distributions to Partners.

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

Results Of Operations

Overall Results

For the thirteen week periods ended June 30, 1995 and July 1, 1994:

Registrant had a net loss in the thirteen week period ended June
30, 1995 compared to net income for the same period in 1994 primarily due to lower total revenues in the 1995 second quarter.

Total revenues decreased in the thirteen week period ended June 30, 1995 when compared to the same period in 1994 primarily due to no bus revenue in the 1995 period compared to approximately $9,000 in the same period of 1994 since Registrant's buses were off-lease during the 1995 period prior to their sale. Registrant's medical imaging facility generated no revenue in the 1995 thirteen week period compared to approximately $95,000 in the same period of 1994 reflecting the fact that the joint venture, from which Registrant historically derived all revenue related to the facility pursuant to the equity method of accounting, reserved all funds generated in the 1995 second quarter for obligations related to closing the facility and liquidating the joint venture.

Total expenses remained relatively unchanged in the thirteen week period ended June 30, 1995 compared to the same period in 1994. Registrant incurred higher professional fees related to the closing of the imaging center, and higher property operating expenses primarily due to the write-off of uncollectible bus rents in the 1995 period. These expense increases were offset by depreciation and amortization expense which decreased as a result of the sales of buses in the intervening period.

For the twenty-six week periods ended June 30, 1995 and July 1, 1994:

Registrant experienced a net loss for the twenty-six week period ended June 30, 1995 compared to net income for the same period in 1994 due to lower total revenues partially offset by lower total expenses during the first half of 1995.

Total revenues decreased in the first half of 1995 when compared to the same period in 1994 primarily due to: (1) no bus revenue in the 1995 period compared to approximately $38,000 in the same period of 1994 since Registrant's buses were off-lease during the 1995 period prior to their sale, and (2) Registrant's medical imaging facility, which generated revenues of approximately $59,000 and $146,000 in the 1995 and 1994 twenty-six week periods, respectively. The decrease in medical imaging facility revenue to Registrant primarily reflects the fact that the joint venture reserved all funds generated in the 1995 second quarter for obligations related to closing the facility and liquidating the joint venture.

Total expenses decreased in the twenty-six week period ended June 30, 1995 compared to the same period in 1994 reflecting lower depreciation and amortization expense and lower property operating expenses in the 1995 period as a result of the sales of buses in the intervening period. Property operating expenses declined because all buses were off-lease during the 1995 period prior to their sale.

Results By Segment

For the thirteen week periods ended June 30, 1995 and July 1, 1994:

Equipment Leasing:

Registrant's equipment leasing segment generated no operating revenue in the 1995 second quarter compared to approximately $9,000 in the 1994 second quarter. This decrease reflects the fact that Registrant's buses were off-lease during the 1995 period prior to their sale.

All of Registrant's property operating expenses were incurred by the equipment leasing segment which incurred approximately $8,000 in property operating expenses in the 1995 second quarter compared to approximately $4,000 in the 1994 second quarter. The increase primarily reflects the write-off of uncollectible bus rents in the 1995 period. Additionally, depreciation and amortization expense was approximately $500 in thirteen week period ended June 30, 1995 compared to approximately $12,000 in same period of 1994 due primarily to the sales of Registrant's remaining buses in the intervening period.

Medical Imaging:

Registrant's medical imaging segment, which consists of equipment and leasehold and joint venture interests related to a diagnostic imaging facility, generated no revenue to Registrant in the 1995 second quarter compared to approximately $95,000 in the 1994 second quarter reflecting the fact that the joint venture, from which Registrant historically derived all revenue related to the facility pursuant to the equity method of accounting, reserved all funds generated in the 1995 second quarter for obligations related to closing the facility and liquidating the joint venture.

For the twenty-six week periods ended June 30, 1995 and July 1, 1994:

Equipment Leasing:

Registrant's equipment leasing segment generated no operating revenue in the first half 1995 compared to approximately $38,000 in the same period in 1994. This decrease reflects the fact that Registrant's buses were off-lease during the 1995 period.

Registrant's equipment leasing segment incurred approximately $8,000 in property operating expenses in the first half 1995 compared to approximately $23,000 in the first half 1994 due to the fact that all of Registrant's remaining buses were off-lease in 1995, prior to their sale. Additionally, depreciation and amortization expense was approximately $6,000 in 1995 compared to approximately $28,000 in 1994 due primarily to the sales of remaining buses in the intervening period.

Medical Imaging:

Registrant's medical imaging segment generated revenues to Registrant of approximately $59,000 in the first half 1995 compared to approximately $146,000 in the same period in 1994. The decrease was primarily due to the fact that the joint venture reserved all funds generated in the 1995 second quarter for obligations related to closing the facility and liquidating the joint venture.

Inflation

The low level of inflation during the first half of 1995 had no significant effect on Registrant's operations.


                   PART II - OTHER INFORMATION



Item 1.   Legal Proceedings.

          None

Item 2.   Changes in Securities.

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports on Form 8-K.

          A). Exhibits

          None

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


                              LIBERTY EQUIPMENT INVESTORS-1983

                              By: Maiden Lane Partners Inc.
                                  General Partner


Dated:  August 11, 1995       /s/ Robert F. Aufenanger
                                  Robert F. Aufenanger
                                  Director and President
                                  Chief Executive Officer


Dated:  August 11, 1995       /s/ Diane T. Herte
                                  Diane T. Herte
                                  Treasurer
                                  Chief Accounting Officer
                                  and Chief Financial Officer