Form 10-Q
period 1995-09-29
LIBERTY EQUIPMENT INVESTORS 1983
filed 1995-11-13
CIK 717233

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 1995

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




                 PART I - FINANCIAL INFORMATION



Item 1. Financial Statements


                Liberty Equipment Investors-1983


                        Table of Contents



Balance Sheets as of September 29, 1995 (Unaudited) and December 30, 1994 (Unaudited)

Statements of Operations for the Thirteen and Thirty-
Nine Week Periods Ended September 29, 1995
(Unaudited) and September 30, 1994 (Unaudited)

Statements of Cash Flows for the Thirty-Nine Week
Periods Ended September 29, 1995 (Unaudited) and
September 30, 1994 (Unaudited)

Notes to Financial Statements for the Thirty-Nine
Week Period Ended September 29, 1995 (Unaudited)

                LIBERTY EQUIPMENT INVESTORS-1983
                         BALANCE SHEETS
   AS OF SEPTEMBER 29, 1995 (UNAUDITED) AND DECEMBER 30, 1994
                           (UNAUDITED)

                                     September 29,    December 30,
                              NOTES      1995            1994
ASSETS:
Cash and cash equivalents               $   913,296     $ 1,434,993
Property under management
contract and held for lease
(less accumulated
depreciation of $4,464,357
as of December 30, 1994)        3               --          236,925
Investment in partnership -
TDEC                                      3,290,195       3,290,195
Accounts receivable (net of
allowance for doubtful
accounts of $350,000 as of
September 29, 1995 and
December 30, 1994) and other
assets                                      138,526         151,687
TOTAL ASSETS                            $ 4,342,017     $ 5,113,800

LIABILITIES AND PARTNERS'
CAPITAL:
Liabilities:
 Note payable - TDEC                    $ 3,419,078     $ 3,419,078
 Accounts payable to
 affiliate and accrued
 liabilities                                286,180         278,934
Total Liabilities                         3,705,258       3,698,012

PARTNERS' CAPITAL:               1
 General Partner:
  Capital contributions, net
of offering expenses and
return of capital                           285,007         290,771
  Cash distributions                       (116,824)       (115,316)
  Cumulative loss                          (161,814)       (161,296)
                                              6,369          14,159

(Continued on the following page.)

                LIBERTY EQUIPMENT INVESTORS-1983
                         BALANCE SHEETS
   AS OF SEPTEMBER 29, 1995 (UNAUDITED) AND DECEMBER 30, 1994
                           (UNAUDITED)
                           (Continued)


                                    September 29,   December 30,
                            NOTES       1995           1994
 Limited Partners:
  Capital contributions,
  net of offering expenses
  and return of capital
  (40,000.2 Units of
  Limited Partnership
  Interest)                             28,215,407      28,786,131
  Cash distributions                   (11,565,367)    (11,416,087)
  Cumulative loss                      (16,019,650)    (15,968,415)
                                           630,390       1,401,629
Total Partners' Capital                    636,759       1,415,788

TOTAL LIABILITIES AND
PARTNERS' CAPITAL                     $  4,342,017    $  5,113,800




See Notes to Financial Statements (Unaudited).

                LIBERTY EQUIPMENT INVESTORS-1983
            STATEMENTS OF OPERATIONS FOR THE THIRTEEN
AND THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 29, 1995 (UNAUDITED)
               AND SEPTEMBER 30, 1994 (UNAUDITED)

                       Thirteen Weeks           Thirty-Nine Weeks
                  September     September    September     September
                     29,           30,          29,           30,
                    1995          1994         1995          1994
REVENUES:
Rental and other
operating income
                     $    --   $   81,817     $   59,009    $  265,672
Interest income       15,460       18,722         54,466        54,626
Gain on
disposals of
leased assets             --       11,634         7,987         23,924
Total Revenues        15,460      112,173        121,462       344,222

EXPENSES:
Depreciation and
amortization           1,928        7,555          8,309        35,230
Property
operating
expenses              12,857        1,813         20,439        24,882
Other operating
expenses              50,967       42,569        144,467       153,438
Total Expenses        65,752       51,937        173,215       213,550

Net (Loss)
Income            $  (50,292)  $   60,236    $  (51,753)    $  130,672




(Continued on the following page.)

                LIBERTY EQUIPMENT INVESTORS-1983
            STATEMENTS OF OPERATIONS FOR THE THIRTEEN
AND THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 29, 1995 (UNAUDITED)
               AND SEPTEMBER 30, 1994 (UNAUDITED)
                           (Continued)

                       Thirteen Weeks           Thirty-Nine Weeks
                  September     September    September     September
                     29,           30,          29,           30,
                    1995          1994         1995          1994
Net (Loss)
Income allocated
to General
Partner          $     (503)    $      602    $    (518)    $    1,307

Net (Loss)
Income allocated
to Limited
Partners         $  (49,789)    $   59,634    $ (51,235)    $  129,365

Net (Loss)
Income Per Unit
of Limited
Partnership
Interest
(40,000.2 Units
of Limited
Partnership
Interest          $   (1.24)    $     1.49    $   (1.28)    $     3.23


See Notes to Financial Statements (Unaudited).


                LIBERTY EQUIPMENT INVESTORS-1983
                STATEMENTS OF CASH FLOWS FOR THE
  THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 29, 1995 (UNAUDITED)
               AND SEPTEMBER 30, 1994 (UNAUDITED)

                                  September 29,  September 30,
                                      1995           1994
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS
Cash flows from operating activities:

Net (loss) income                     $  (51,753)    $   130,672
Adjustments to reconcile net
 (loss) income to net cash (used
 in) provided by operating
 activities:
Depreciation and amortization              8,309         35,230
Gain on disposals of leased assets        (7,987)       (23,924)
Increase in accounts payable to
 affiliate and accrued liabilities         7,246         57,221
Decrease/(increase) in accounts
 receivable and other assets              13,160        (48,798)
Net cash (used in) provided by
 operating activities                    (31,025)       150,401

Cash flows from investing activities:

Proceeds from disposal of
 equipment                               236,604        536,127
Net cash provided by investing
 activities                              236,604        536,127




(Continued on the following page.)



                LIBERTY EQUIPMENT INVESTORS-1983
                STATEMENTS OF CASH FLOWS FOR THE
  THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 29, 1995 (UNAUDITED)
               AND SEPTEMBER 30, 1994 (UNAUDITED)
                           (Continued)

                                   September 29,   September 30,
                                       1995           1994
Cash flows from financing activities:

Cash distributed to:
  Limited partners                       (149,280)       (568,147)
  General partner                          (1,508)         (5,738)
Capital returned to:
  Limited partners                       (570,724)     (1,471,863)
  General partner                          (5,764)        (14,868)
Net cash used in financing
  activities                             (727,276)     (2,060,616)

Net decrease in cash and cash
  equivalents                            (521,697)     (1,374,088)

Cash and Cash Equivalents -
  Beginning of period                   1,434,993       2,977,607

Cash and Cash Equivalents - End of
  period                              $   913,296     $ 1,603,519





See Notes to Financial Statements (Unaudited).




                LIBERTY EQUIPMENT INVESTORS-1983
              NOTES TO FINANCIAL STATEMENTS FOR THE
        THIRTY-NINE WEEK PERIOD ENDED SEPTEMBER 29, 1995
                           (UNAUDITED)


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

On June 30, 1995, the operations of the First Hill Diagnostic Imaging Center (the "Center") ceased. In addition, the occupancy lease for the Center, of which the Partnership was lessee, expired on August 31, 1995. Termination of the lease has also terminated the Center's joint venture agreement. Concurrent with the lease termination, the Partnership sold, transferred and assigned all of its right, title and interest in the Partnership's equipment related to the Center for $1.00 to an affiliate of a joint venture partner but not an affiliate of the General Partner. The Partnership had an obligation to remove all its equipment and restore the leased property to its original state before the end of the lease term. In connection with the sale transaction referred to above, the Partnership was relieved of its obligation to restore the leased property. Additionally, concurrent with this transaction, the landlord released the Partnership from all future obligations related to the occupancy lease. The Partnership's equipment related to the center was fully depreciated, accordingly, no gain or loss was recorded upon the disposal of such equipment.

Registrant is working with the venture partners and the facility manager on the liquidation of the remaining net assets of the venture (i.e. cash and accounts receivable net of third party accounts payable).


Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

At September 29, 1995, Registrant had $913,296 in cash and cash equivalents which included $865,114 invested in commercial paper. The balance is maintained in a demand deposit cash account. Included in these funds are reserves for working capital, operating requirements and cash distributions to the Partners. Approximately $242,000 will be distributed to Partners in the fourth quarter of 1995.

Registrant generated positive cash flow in the thirty-nine week period of 1995 from its medical imaging center investment and the sale of five buses. These generated funds were utilized, together with partnership reserves, to provide for distributions to Partners.

During the first half of 1995 Registrant sold its remaining five buses for an aggregate amount of $236,604, net of sales commissions. Such buses were off-lease and held for sale since the end of the second quarter of 1994.

The First Hill Diagnostic Imaging Center (the "Center") ceased operations on June 30, 1995. In addition, the occupancy lease for the Center, of which Registrant was lessee, expired on August 31, 1995. Termination of the lease has also terminated the Center's joint venture agreement. Concurrent with the lease termination, Registrant sold, transferred and assigned all of its right, title and interest in Registrant's equipment related to the Center for $1.00 to an affiliate of a joint venture partner but not an affiliate of the General Partner. Registrant had an obligation to remove all its equipment and restore the leased property to its original state before the end of the lease term. In connection with the sale transaction referred to above, Registrant was relieved of its obligation to restore the leased property. Additionally, concurrent with this transaction, the landlord released Registrant from all future obligations related to the occupancy lease.

Registrant is working with the venture partners and the facility manager on the liquidation of the remaining net assets of the venture (i.e. cash and accounts receivable net of third party accounts payable).

Registrant is focusing on selling or otherwise disposing of its interest in TDEC. Registrant seeks to complete this transaction in an orderly manner with estimated dissolution of Registrant occurring, depending upon a number of presently unknown circumstances, by the end of 1995.

It is currently estimated that Registrant's 1995 cash flow realized from liquidating its remaining assets, if any, together with working capital reserves, will provide Registrant with adequate funds to satisfy all of its obligations and provide for additional distributions to Partners.

Results Of Operations

Overall Results

For the thirteen week periods ended September 29, 1995 and September 30, 1994:

Registrant had a net loss in the thirteen week period ended
September 29, 1995 compared to net income for the same period in 1994 primarily due to lower total revenues in the 1995 third quarter.

Total revenues decreased in the thirteen week period ended
September 29, 1995 when compared to the same period in 1994.
Registrant recognized no revenue in the 1995 thirteen week period from the medical imaging center as a result of its closing on June 30, 1995 compared to approximately $82,000 of revenue recognized in the same period of 1994.

Total expenses increased in the thirteen week period ended September 29, 1995 compared to the same period in 1994. Registrant incurred higher professional fees and higher property operating expenses during the 1995 period due to the closing of the medical imaging center and ongoing liquidation of the venture. These expense increases were offset by depreciation and amortization expense which decreased as a result of the sales of buses in the intervening period.

For the thirty-nine week periods ended September 29, 1995 and September 30, 1994:

Registrant experienced a net loss for the thirty-nine week period ended September 29, 1995 compared to net income for the same period in 1994 due to lower total revenues partially offset by lower total expenses during the thirty-nine week period of 1995.

Total revenues decreased in the thirty-nine week period of 1995 when compared to the same period in 1994 primarily due to: (1) no bus revenue in the 1995 period compared to approximately $38,000 in the same period of 1994 since Registrant's buses were off-lease during the 1995 period prior to their sale, and (2) Registrant's medical imaging facility, which generated revenues of approximately $59,000 and $227,000 in the 1995 and 1994 thirty-nine week periods, respectively. The decrease in medical imaging facility revenue to Registrant reflects the closing of the facility on June 30, 1995 and also the fact that the joint venture reserved all funds generated in the second quarter of 1995 for obligations related to closing the facility and liquidating the joint venture.

Total expenses decreased in the thirty-nine week period ended September 29, 1995 compared to the same period in 1994 reflecting lower depreciation and amortization expense and lower property operating expenses in the 1995 period as a result of the sales of buses in the intervening period. Property operating expenses declined because all buses were off-lease during the 1995 period prior to their sale.

Results By Segment

For the thirteen week periods ended September 29, 1995 and September 30, 1994:

Equipment Leasing:

Registrant's equipment leasing segment generated no operating revenue in both the 1995 and 1994 third quarters, reflecting the fact that Registrant's buses had been sold before the 1995 period and were off-lease during the 1994 period.

Registrant's equipment leasing segment incurred no property operating expenses in the 1995 third quarter compared to approximately $1,800 in the 1994 third quarter. Additionally, depreciation and amortization expense was approximately $2,000 in the thirteen week period ended September 29, 1995 compared to approximately $8,000 in same period of 1994 due primarily to the sales of Registrant's remaining buses in the intervening period.

Medical Imaging:

Registrant's medical imaging segment, which consists of equipment and leasehold and joint venture interests related to a diagnostic imaging facility, generated no revenue to Registrant in the 1995 third quarter compared to approximately $82,000 in the 1994 third quarter reflecting the fact that the joint venture ceased operations on June 30, 1995. The medical imaging segment incurred approximately $13,000 in property operating expenses in the 1995 third quarter relating to Registrant's ongoing liquidation of the venture.

For the thirty-nine week periods ended September 29, 1995 and September 30, 1994:

Equipment Leasing:

Registrant's equipment leasing segment generated no operating revenue in the thirty-nine week period of 1995 compared to approximately $38,000 in the same period in 1994. This decrease reflects the fact that Registrant's buses were off-lease during the 1995 period.

Registrant's equipment leasing segment incurred approximately $7,000 in property operating expenses in the thirty-nine week period of 1995 compared to approximately $25,000 in the thirty-nine week period of 1994 due to the fact that all of Registrant's remaining buses were off-lease in 1995, prior to their sale. Additionally, depreciation and amortization expense was approximately $8,000 in 1995 compared to approximately $35,000 in 1994 due primarily to the sales of remaining buses in the intervening period.

Medical Imaging:

Registrant's medical imaging segment generated revenue of approximately $59,000 in the thirty-nine week period of 1995 compared to approximately $227,000 in the same period in 1994. The decrease was primarily due to the fact that the joint venture ceased operations on June 30, 1995 as well as the fact that the joint venture reserved all funds generated in the second quarter of 1995 for obligations relating to closing the facility and liquidating the joint venture. The medical imaging segment incurred approximately $13,000 in property operating expenses in the 1995 third quarter relating to Registrant's ongoing liquidation of the venture.

Inflation

The low level of inflation during the thirty-nine week period of 1995 had no significant effect on Registrant's operations.


                   PART II - OTHER INFORMATION



Item 1.   Legal Proceedings.

          None

Item 2.   Changes in Securities.

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

          None

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports on Form 8-K.

          A). Exhibits

              Exhibit #   Description                   Page Number

              27.         Financial Data Schedule

          B). Reports on Form 8-K

          During the period covered by this report Registrant filed with the Securities and Exchange Commission a Current Report on Form 8-K dated August 31, 1995. This
          Current Report contained details regarding the disposition of the First Hill Diagnostic Imaging
          Center.


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


                              LIBERTY EQUIPMENT INVESTORS-1983

                              By: Maiden Lane Partners Inc.
                                  General Partner


Dated:  November 9, 1995      /s/ Robert F. Aufenanger
                                  Robert F. Aufenanger
                                  Director and President
                                  Chief Executive Officer


Dated:  November 9, 1995      /s/ Diane T. Herte
                                  Diane T. Herte
                                  Treasurer
                                  Chief Accounting Officer
                                  and Chief Financial Officer